Form 10-K
period 2015-12-31
Health-Right Discoveries, Inc.
filed 2016-04-13
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number: 333-206839

HEALTH-RIGHT DISCOVERIES, INC.

(Exact name of registrant as specified in its charter)

Florida	45-3588650
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18851 NE 29th Avenue, Suite 700, Aventura, Florida 33180

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (305) 705-3247

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable.

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of April 12, 2016 was 17,533,334 shares.

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Unless the context otherwise requires, references in this report to “HRD,” “Health-Right,” “the Company,” “we,” “our” and “us” refers to Health-Right Discoveries, Inc. All share and per share information in this report has been adjusted to give retroactive effect to a two-for-one stock split implemented in November 2014.

Item 1.   Business.

Overview

Health-Right is a natural biotech company that combines science and nutrition to develop branded ingredients, formulations and products that seek to provide a better quality of life for consumers who primarily suffer from stress-induced viruses and diseases. These formulations and products are developed naturally, by utilizing and scientifically combining various ingredients to help positively influence the interrelationship between stress and the immune system.

The Company believes the formulation platform it has developed in order to help address the negative nutritional interrelationship between stress, a weakened immune system and certain conditions and diseases is now in place. At the end of 2014, Health-Right completed initial test-marketing of Advanced H-Plex Defense Formula 11, its first product (“H-Plex Defense”), an all-natural dietary supplement whose formulation seeks to address less than optimal nutrition and nutritional deficiencies to aid persons afflicted with Herpes Simplex Virus 1 (“HSV-1”). Based on customer feedback, HRD believes that it has developed an alternative approach to help counteract and improve the causes/triggers of HSV-1, a virus that affects over an estimated 100 million people in the U.S. alone with symptoms including tingling, itching, blisters, sores and rashes with an estimated $5 billion marketplace for treatments by 2017, according to Global Industry Analysts, Inc.

Notwithstanding the foregoing, the Company has not conducted formal clinical trials of H-Plex Defense. Subject to receipt of necessary funding, the Company intends to do so, utilizing the services of Miami Research Associates (“MRA”), one of the largest, multi-special clinical research centers in the United States. Management has had multiple meetings and discussion with MRA and has negotiated Protocol Development Agreement for clinical trials, the finalization and execution of which is subject to receipt of necessary funding.

We believe that Health-Right is uniquely positioned because its approach of not just responding to stress induced conditions and diseases, but proactively addressing stress-induced problems before they wreak havoc on multiple body systems. The Company’s research, formulation and nutritional theories offer wide ranging potential because we believe that our formulation platform has the potential to be successfully applied In the prescription nutritional/medical foods, OTC monograph drug and all-natural dietary supplement/nutraceutical arenas. HRD anticipates that it will be able to leverage the results of its planned clinical trials in order to market ingredients, branded ingredients, private label ingredients and finished products. We also believe that we will be positioned to license our formulations to strategic partners in order to expedite and achieve product commercialization and cross-promotion.

In addition to its initial product, the Company plans to focus its efforts on areas where it believes that HRD can commercialize and market products on an expedited basis. We believe that are other potential applications for our formulations that we have in the pipeline, including all-natural products designed to relieve symptoms associated with:

•	compromised immune systems and related muscle and joint pain;
•	the common cold and flu viruses; and
•	constipation resulting from prescription medications.

By adapting its formulation platform to applications such as these, the Company believes that it will be able to generate revenues in the short term in the following markets:

•	the Over-the-Counter (“OTC”) monograph drug industry;
•	the prescription nutritional marketplace; and
•	the natural products space.

The Company intends to use its contacts in the healthcare, medical foods and natural products industries to market and sell its proposed products either directly or through strategic partners and licensees.

In addition to the foregoing, the Company is exploring various opportunities for growth and revenue generation through the acquisition of complementary products, technologies or companies.

To date, the Company has generated limited revenues and has operated with limited capital. The Company will require significant capital to implement its business plan.  There can be no assurance that the Company can raise the necessary funds, on favorable terms or otherwise.  Failure to obtain sufficient capital will substantially harm the Company’s prospects.

Corporate Information

The Company was incorporated in the state of Florida on October 11, 2011 under the name “Four Plex Partners, Inc.” and changed its name to “Health-Right Discoveries, Inc.” on March 22, 2012.

Our executive offices are located at 18851 NE 29th Avenue, Suite 700, Aventura, Florida 33180 and our telephone number is (305) 705-3247.   Our corporate website is www.health-right.com. Information appearing on our corporate website is not part of this report.

The Problem – Stress Contributing to Disease

Introduction

Stress may come to be seen as the primary contributing cause of most disease in the future. Today’s research continues to link stress to more and more symptoms and diseases, both acute and chronic.

So what exactly is stress? Stress is our reaction to our external environment as well as our inner thoughts and feelings. Simply put, stress is our body’s natural response to dangers, the “fight or flight” mechanisms—the body’s preparedness to do battle with or flee from danger. This response involves a complex biochemical-hormonal process that can offer different results for each individual.

Stress can generate a number of symptoms and diseases caused by changes in the immune system function, hormonal response and biochemical reactions. When this happens, it then can influence body functions in our digestive tract as well as our cardiovascular, neurological or musculoskeletal systems.

Types of Stress

Physical Stress—exercise, hard labor or even giving birth.

Mental Stress—high responsibility, long hours or fatigue, anxiety and worrying

Emotional Stress—anger, fear, sadness, frustration, betrayal or bereavement

Traumatic Stress—infection, injury, surgery or burns and extreme temperatures

Nutritional Stress—vitamin and mineral deficiencies, protein or fat excesses or deficiencies, even food allergies

Chemical Stress—environmental pollution such as exposure to pesticides and cleaning solvents, and the personal use of chemicals such as drugs, alcohol, caffeine and nicotine

Psycho-spiritual Stress—financial or career pressures, relationships, life goals, spiritual alignment and the general state of happiness.

The Compromised Immune System

Weaker immune systems can leave people more vulnerable to stress-related conditions, infections and diseases. Some common causes that may weaken the immune system are:

Causes of Physical and Emotional Stress
Pain and inflammation	Lack of sleep
Viral infections	Internal toxins
Poor dietary choices	Chemicals
Worrying	Excessive alcohol consumption
Sunburn	Surgery
Allergic Reactions	Fatigue

Our immune system becomes weaker when a free radical is attacking our body. This free radical is an atom or group of atoms that contains at least one unpaired electron. Free radicals have the ability to join easily with other compounds, which can create dramatic, negative changes in the body. Each free radical may only exist for a tiny fraction of a second, but the damage it leaves behind can be irreversible; particularly damage to heart muscle cells, nerve cells and certain immune system sensor cells. The formation of a large number of free radicals stimulates the formation of more free radicals, leading to even greater cellular damage and immune system impairment.

People are routinely advised to “minimize negative stress” in an effort to improve their state of physical and emotional wellness. As most of us know, not all stress is negative. However, for the majority of people, the constant daily stress we endure damages our bodies and weakens immunity, thereby dramatically increasing our susceptibility to illness and disease. It is generally accepted in the medical community that stress contributes or exacerbates a wide spectrum of illnesses. Simply not getting enough quality, daily sleep can dramatically increase a person’s stress.

Almost all body functions and organs react to stress. During stressful events, which can be mental/emotional and/or physical, the pituitary gland increases its production of adrenocorticotropic hormone (ACTH), which in turn stimulates the release of the hormones Cortisone and Cortisol. These two hormones have the effect of inhibiting the functioning of disease-fighting white blood cells and suppressing the immune response. A stressful event actually triggers a state of physical changes in the body, and this is called the “fight or flight” response, which is primarily designed to prepare a person to face or flee from immediate/eminent danger. The increased production of adrenal hormones like Cortisol is what is believed to be responsible for most of the symptoms associated with stress. This “fight or flight” response causes the body to step up its metabolism of proteins, fats and carbohydrates to quickly produce energy for the body. The response also causes the body to excrete amino acids, potassium and phosphorus, deplete magnesium stored in the muscle tissue and decreases calcium. Stress also promotes the formation of free radicals that can become oxidized and damage body tissues, especially cell membranes.

During a stress response, our bodies begin excreting potassium, magnesium and calcium. Although these essential minerals are essential to good health and wellness, poor dietary and lifestyle choices rob our bodies of these vital minerals. In terms of micro-nutrients, minerals can be even more important than vitamins. Potassium and magnesium are some of the more helpful minerals for rebalancing the electrical properties of our cells, in addition to helping balance calcium.

The Health-Right Solution

Introduction

Health-Right believes that through solid research, it has developed a formulation platform to address the less than optimal nutrition and the nutritional deficiencies resulting from a stress-induced state. Pending clinical research, the Company believes that there are a number of applications for our products that can be rolled out in three different areas:

•	the OTC monograph drug business;
•	the niche prescription nutritionals/medical foods arena; and
•	the natural markets for consumers who insist on natural alternatives.

OTC Monograph Drug Business

HRD has identified two monographs, which, subject to receipt of required funding, HRD believes should allow it to access the OTC monograph drug business mass marketplace in 2016 with oral and topical formulations of H-Plex Defense. Health-Right intends to file with the FDA for the required NDC for each planned OTC monograph product. As it is basing its products on monograph drugs for the OTC marketplace, the Company anticipates that the FDA approval process will be fairly rapid. Once approved, we believe that by utilizing existing relationships, we can gain access to the food and drug mass merchant distribution channel. If we are able to successfully market our initial product in this manner, we intend to apply its H-Plex Defense formulation platform to other monograph drugs in order to develop additional products for distribution in the OTC marketplace.

Prescription Nutritional/Medical Foods Market

As defined by the Orphan Drug Act (1988 Amendment), a prescription nutritional or a medical food is “a food which is formulated to be consumed or administered enterally (orally) under the supervision of a physician, and which is intended for specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.”

Prescription nutritionals or medical foods must be shown by medical evaluation to meet the distinctive nutritional needs of a specific, diseased patient population being targeted, prior to marketing. In contrast, dietary supplements are intended for normal, healthy adults and require no pre-market efficacy tests. Furthermore, as indicated by their nomenclature, prescription nutritionals or medical foods require physician supervision and a prescription. Simply put, prescription nutritionals or medical foods are medical products for a specific nutritional purpose while dietary supplements are a consumer product to supplement the diet and maintain good health and regular function.

Subject to receipt of necessary funding, HRD intends to conduct clinical trials to demonstrate the benefits of its formulation platform. HRD believes that its formulation platform could be applicable to the development of various products designed specifically for the dietary management of disease. HRD has identified at least three potential applications for its formulation platform in the prescription nutritional/medical foods marketplace.

We would anticipate that our prescription nutritional products, when and if successfully developed, would be marketed through one or more strategic partners with experience and relationships in this marketplace, whom we intend to ally with.

Natural Market

Today’s life is faster than ever, filled with constant change, uncertainty and stress. It often results in a sleep-deprived, stressed and depressed population. Consumers spend literally billions of dollars annually to fight fatigue and stress through mood enhancers, sleep aids, energy drinks, coffee, etc. However, these “solutions” are not combating the problem, they’re compounding the problem. A large and rapidly growing number of consumers are desperately seeking healthier, alternative solutions to neutralize the negative impact their fast-paced and stressful lives take on their bodies.

Consumers also have more reinforcement of their interest in dietary supplements. CRN’s (Council for Responsible Nutrition) 2007 Healthcare Professionals Impact Study found that “more than three-quarters of U.S. physicians (79%) and nurses (82%) recommend dietary supplements to their patients.”

Pipeline/Products/Methodology

Viral Marketplace

The first product we formulated and test marketed is H-Plex Defense, an oral natural product designed to help manage triggers that cause recurrent cold sore outbreaks in persons afflicted with HSV-1. A complementary topical version is currently in the development stage.

Our market test took place from July 2013 through December 2014. We marketed H-Plex Defense nationwide online through a website. During the market trial, 1,215 distinct customers purchased the product; 369 (or 30%) of these customers reordered the product or subscribed to a monthly purchase program and 846 customers (or 70%) did not reorder. Of the reorder customers:

•	78% reordered at least one time;
•	41% reordered for 4-6 months; and
•	30% ordered for 6 months or more.

While the market test was aimed at improving the quality of life for sufferers of HSV-1 (the cold sore virus), anecdotal evidence from purchasers indicated that that it also afforded relief to those also discovered it helped consumers with Herpes Simplex Virus 2 (“HSV-2”). More than 3.7 billion people under the age of 50 worldwide (including over 300 million people in the United States),, or 67% of the population, are infected with HSV-1 according to an October 2015 study from the World Health Organization (“WHO”), WHO’s first global estimates of the HSV-1 infection.

The new estimates highlight, however, that HSV-1 is also an important cause of genital herpes. Some 140 million people aged 15-49 years are infected with genital HSV-1 infection, primarily in the Americas, Europe and Western Pacific. Fewer people in high-income countries are becoming infected with HSV-1 as children, likely due to better hygiene and living conditions, and are instead at risk of contracting it genitally through oral sex after they become sexually active.

WHO also estimated that 417 million people aged 15-49 years have HSV-2 infection, which causes genital herpes. Taken together, the estimates reveal that over half a billion people between the ages of 15-49 years have genital infection caused by either HSV-1 or HSV-2. Given the lack of a permanent and curative treatment for both HSV-1 and HSV-2, WHO and partners are working to accelerate development of vaccines and topical microbicides, which will have a crucial role in preventing these infections in the future.

The WHO study highlights the significant potential for the Company’s H-Plex Defense, HSV-1 product.

Joint Pain/Arthritis Marketplace

With the help of Dr. Dominic Lewis, a prominent orthopedic surgeon who is also a shareholder of the Company, HRD was able to utilize its formulation platform for an application designed to help stabilize the immune system while simultaneously addressing arthritis and/or joint pain. Individuals who suffer from constant joint pain and arthritis are under a lot of stress, which in turn can cause their immune system to be severely compromised. Dr. Lewis consulted with the Company on the components of the formulation intended to address the joint pain/arthritis marketplace, appropriate dosage amounts and other aspects of product development and formulation.

Scientific research is pointing more and more ever year indicating that stress is becoming a significant contributing factor to major illness. A great majority of physicians believe that the reduction of stress leads to a healthier, stronger, more stable immune system. It sounds elementary but our Company knows of no pharmaceutical or drug companies addressing these serious issues with prescription medication.

HRD’s formulation can be adjusted in order to be marketable in the natural, OTC and prescription nutritional marketplaces. Management is not aware of any other product on the market that is taking this approach or has developed a research platform to address more than just consumer pain.

Much like the viral marketplace, HRD is developing a complimentary topical for specific pain management to provide direct relief to arthritis and joint sufferers. This topical could be used as a combination treatment in the prescription nutritional markets, as well as the OTC markets.

Gastrointestinal Marketplace

Using our formulation platform, the Company has developed and did some anecdotal testing of an application for people with digestive tract irregularities resulting from stress and prescription medication—they seem to go hand in hand. According to various sources, such as www.WEBMD.com, people who are under tremendous stress or take certain prescription medication, which can cause severe constipation problems. The anecdotal testing consisted of use of the product by approximately ten “friends and family” individuals who were taking prescription medication for post-surgery pain or anxiety. The anecdotal testing was not a clinical trial and the results thereof are in no manner a substitute for a formal clinical trial.

Stress is a known factor in constipation and many prescription medication side effects cause constipation. The stress is only increased when a person cannot have healthy bowel movements. We believe that by helping patients regain regularity, their stress levels will be reduced.

Management believes this application can also be modified to help patients address post-surgery prescription constipation.

What is the Nutritional Rationale Behind our Methodology?

HRD developed what it believes to be a synergistic and targeted formulation platform for stress-induced viruses and diseases that addresses multiple body systems in an effort to help neutralize certain negative effects of symptomatic stress. Based on a compendium of research we assembled with respect to the key components of H-Plex Defense, we believe that our formulation provides positive immune system benefits by supporting the elimination of harmful free radicals, boosting immune system defenses through the use of specific natural herbs which are shown to have anti-viral effects, providing a stress management component to help minimize the negative effects of Cortisol, and offering supplement minerals and Vitamin D to aid in the restoration of depleted minerals and maintenance of calcium balance.

Research and Development

We have developed our formulation platform and H-Plex Defense, our initial product, in conjunction with various consultants and third party research and development firms experienced in providing those services. We anticipate continuing to do so as well as performing any needed clinical trials through such third parties for the foreseeable future.

While there is no pre-approval mechanism at the FDA for medical food products, all such products must have validation of their effectiveness prior to being marketed. Because all medical food products are required to contain ingredients that are GRAS, there are no safety testing requirements. We plan to validate the efficacy of our products by clinical testing, including double blind, randomized clinical trials.

Manufacturing and Sources of Supply

We intend to outsource the manufacturing of our planned products to third parties whose facilities are cGMP compliant. While we have no formal contractual relationship with any such firm, we believe that there are numerous cGMP compliant third party manufacturers who can be secured on a short or long term basis at commercially reasonable cost. We utilized one such manufacturer located in Miami, Florida, for product in connection with our test marketing of H-Plex Defense. We expect to provide each contract manufacturer we use with a formula and manufacturing specifications. The manufacturer will then source and purchase raw ingredients and manufactures the products to our specifications. We believe that the raw materials used in our formulations are readily available from various sources.

Sales and Marketing

We intend to distribute our products through a network of independent distributors, who market to the various industry segments who we intend to target, such as mass merchants, healthcare networks, chain drug stores and similar facilities. We do not as yet have agreements with any distributor and there can be no assurance that we will be able to enter into any such agreement on commercially reasonable terms. Subject to the availability of capital, we may supplement such efforts with an internal sales force. We also intend to market our products on line. We plan to support these sales efforts through marketing campaigns in both traditional broadcast and online media, including radio and television commercials, infomercials, print advertisements and social media and other online marketing campaigns. Our ability to undertake and the extent of marketing of our products we can undertake will be dependent in large part on our capital resources.

Government Regulation

Introduction

Although our planned products will not be subject to the lengthy and costly FDA application processes for new drug approvals, we will be subject to some degree of regulation depending on the intended applications and markets our planned products. There can be no assurance that future regulatory changes will be implemented and if implemented that we will be able to comply with such future regulations, at commercially reasonable cost, if at all.

Dietary Supplements

We believe that H-Plex Defense is classified as a “dietary supplement” rather than a drug under Section 201 (g) (1) of the Federal Food, Drug and Cosmetic Act because, we do not claim that our product “is intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in man…” as provided thereunder. HRD does not make any specific claims for the product, but rather states that it is a specialized immune support product that we believe may help consumers address possible nutritional deficiencies or less than optimal nutrition and that by doing so, it may help reduce certain stress-related triggers that could lead to HSV-1 outbreaks. Moreover, each product bottle is labeled with the required disclaimer that the statements HRD does make regarding the product have not been reviewed by the FDA and that the product is not intended to diagnose, treat, cure or prevent any disease.

Congress defined the term "dietary supplement" in the Dietary Supplement Health and Education Act (“DSHEA”) of 1994. A dietary supplement is a product taken by mouth that contains a "dietary ingredient" intended to supplement the diet. The "dietary ingredients" in these products may include: vitamins, minerals, herbs or other botanicals, amino acids, and substances such as enzymes, organ tissues, glandulars, and metabolites. Dietary supplements can also be extracts or concentrates, and may be found in many forms such as tablets, capsules, soft gels, gel caps, liquids, or powders. They can also be in other forms, such as a bar, but if they are, information on their label must not represent the product as a conventional food or a sole item of a meal or diet. Whatever their form may be, DSHEA places dietary supplements in a special category under the general umbrella of "foods," not drugs, and requires that every supplement be labeled a dietary supplement.

The DSHEA, which amended the Federal Food, Drug and Cosmetic Act, created a new regulatory framework for the safety and labeling of dietary supplements. Under DSHEA, a firm is responsible for determining that the dietary supplements it manufactures or distributes are safe and that any representations or claims made about them are substantiated by adequate evidence to show that they are not false or misleading. This means that dietary supplements do not need approval from FDA before they are marketed. Except in the case of a new dietary ingredient, where pre-market review for safety data and other information is required by law, a firm does not have to provide FDA with the evidence it relies on to substantiate safety or effectiveness before or after it markets its products. We believe that H-Plex Defense meets the definition of a dietary supplement under DSHEA as its formulation consists of existing (and no new dietary ingredients).

H-Plex Defense will be required to comply with FDA labelling regulations for dietary supplements. FDA regulations require that certain information appear on dietary supplement labels. Information that must be on a dietary supplement label includes: a descriptive name of the product stating that it is a "supplement;" the name and place of business of the manufacturer, packer, or distributor; a complete list of ingredients; and the net contents of the product. In addition, each dietary supplement (except for some small volume products or those produced by eligible small businesses) must have nutrition labeling in the form of a "Supplement Facts" panel. This label must identify each dietary ingredient contained in the product. Failure to comply with these regulations could result in an adverse impact on the Company’s business. In addition, bottles of H-Plex Defense will contain the disclaimers described above.

Prescription Nutritionals/Medical Foods

Prescription nutritionals or medical foods are deemed to be foods by the FDA and not drugs and, therefore, are not subject to any regulatory requirements that specifically apply to drugs.  For example, any of our planned prescription nutritional/medical foods products will not have to undergo premarket review or approval by the FDA. Prescription nutritionals or medical foods are exempt from the labeling requirements for health claims and nutrient content claims under the Nutrition Labeling and Education Act of 1990. Rather, their labeling must comply with all food labeling requirements except for those specific requirements from which medical foods are exempt.

OTC Monograph Drugs

OTC drugs are defined as drugs that are safe and effective for use by the general public without seeking treatment by a health professional. Because there are over 300,000 marketed OTC drug products, the FDA reviews the active ingredients and the labeling of over 80 therapeutic classes of drugs, for example analgesics or antacids, instead of individual drug products. For each category, an OTC drug monograph is developed and published in the Federal Register. OTC drug monographs are a kind of "recipe book" covering acceptable ingredients (those that are deemed to be GRAS), doses, formulations, and labeling. Once a final monograph is implemented, companies can make and market an OTC product without the need for FDA pre-approval. These monographs define the safety, effectiveness, and labeling of all marketing OTC active ingredients. New products that conform to a final monograph may be marketed without further FDA review. Those that do not conform must be reviewed by the New Drug Application process. A drug company may also petition to change a final monograph to include additional ingredients or to modify labeling. As we intend to initially market OTC drugs that conform to existing monographs and use ingredients which are deemed to be GRAS by the FDA, we do not anticipate having to go through a lengthy approval process, if at all.

Clinical Trials

While we do not anticipate requiring clinical trials of our planned products in order to bring them to market, we do plan to conduct such trials to support our product efficacy claims. We estimate that we will require between $125,000-$150,000 in funding to conduct these trials.

cGMP Compliance

All of our products will need to be manufactured in facilities that comply with cGMP. The contract manufacturer we used for our initial test market, as well as those we are exploring in connection with commercial production of our planned products have facilities which are cGMP compliant.

Insurance Reimbursement

To the extent that we formulate and commercialize products that may be eligible for insurance reimbursement, such as products for the prescription nutritional marketplace, we will be subject to various requirements in order to obtain reimbursement from private insurance or public insurance, such as Medicare and Medicaid. There is no certainty that we will be able to secure and maintain these requirements for insurance reimbursement. If we do not do so, we may not be able to successfully market these products and generate revenues therefrom. Even if we do so, revenues generated from these products will be subject to potential delays in receiving reimbursement payments from insurers.

Intellectual Property

Our business plan is predicated on part on our intellectual property rights, including our proprietary formulation platform and individual product formulations. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. We currently protect our proprietary rights through a combination of trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our consultants and limit access to our trade secrets. To the extent our future development efforts result in patentable inventions or discoveries, we may seek patent and/or trademark protection. We cannot assure you that the steps we have taken will prevent misappropriation of our proprietary property. Misappropriation of our intellectual property would have an adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs and the diversion of management’s time and attention as a result.

Employees

As of the date of this report the Company’s sole employee is its President and the Company relies on independent third party consultants in large part to perform additional services as needed. As we implement our business plan and subject to the availability of capital, additional employees will be hired in the future as our business expands.

Item 1A.	Risk Factors.

We are an early stage company with a limited operating history.

The Company was incorporated in 2011, is an early stage company and has generated only limited revenues to date, with its primary focus being applying its limited capital resources in large part to product development activities.  It is subject to all the problems, expenses, difficulties, complications and delays encountered in establishing a new business.  The Company does not know if it will become commercially viable and ever generate significant revenues or operate at a profit.

The Company will require additional financing to become commercially viable.

To date, the Company has funded its development activities primarily through the Private Placements, which have generated approximately $165,000 and from inception in 2011 through December 31, 2015, respectively, $25,000 in capital contributions from principal shareholders and additional loans from principal shareholders.  The Company will require additional financing to complete development of, commercially launch and market its planned products.  The Company incurred net losses of $66,889 and $191,579 for the years ended December 31, 2015 and 2014, respectively.  Moreover, as of December 31, 2015, we had a total shareholders’ deficiency of $265,200. Our independent auditors report for the year ended December 31, 2015 includes an explanatory paragraph stating that our lack of revenues and working capital raise substantial doubt about our ability to continue as a growing concern.  While we are seeking to raise additional financing through additional securities offerings, there can be no assurance that additional financing will be available to the Company when needed, on favorable terms or otherwise.  Moreover, any such additional financing may dilute the interests of purchasers of the shares offered hereby.  The absence of additional financing, when needed, could cause the Company to delay implementation of its business plan in whole or in part, curtail its business activities and seriously harm the Company and its prospects.

Our success will be dependent in part on our ability to successfully develop, commercialize and market a portfolio of products utilizing our formulation platform and market acceptance of our planned products.

To date, we have only developed and test marketed our initial product H-Plex Defense. Our ultimate success will be dependent in part on our ability to successfully develop, commercialize and market a portfolio of products utilizing our formulation platform. In addition, market acceptance by and demand for our planned products from consumers will also be key factors in our ability to succeed. If we are unable to develop, commercialize and market our portfolio of planned products or if they are not accepted by consumers, our business and financial condition could be seriously harmed.

We will be dependent on third parties to help formulate and manufacture our planned products.

We intend to enter into agreements with third parties to assist in the formulation of and manufacture our planned products, including furnishing the necessary ingredients. While Health-Right believes that there are multiple firms who can provide such services, we have not entered into formal agreements with any such third parties. Should we not be able to do so on commercially reasonable terms or if subsequent to doing so, a good relationship with our formulation and manufacturing partners is not maintained or the supply of ingredients is interrupted, our business may be significantly harmed.

We have not undertaken any significant marketing efforts and we have only limited marketing experience.

As we are in the development stage, we have not undertaken any significant marketing efforts for our planned products beyond our initial trial marketing of H-Plex Defense.  Moreover, we have only limited marketing experience and will likely rely on third parties to assist with product marketing.  Accordingly, there is no assurance that any marketing strategy we develop can be successfully implemented or if implemented, that it will result in significant sales of our planned portfolio of products.

As we develop and commercialize our planned product portfolio, we may be increasingly subject to government regulation.

Although we do not anticipate that our planned products will be subject to the lengthy and costly U.S. Food and Drug Administration (the “FDA”) application processes for new drug approvals, we will be subject to some degree of regulation depending on the intended applications and markets our planned products. For example, All of our planned products will need to be manufactured in facilities that comply with current Good Manufacturing Processes (“cGMP”) as promulgated by the FDA from time to time. In addition, even though are planned products are expected to contain ingredients which are deemed to be Generally Recognized As Safe (“GRAS”) by the FDA; we may need to conduct clinical trials to support our claims of efficacy. Moreover, we will be subject to various labeling requirements and registration requirements, such as securing a National Drug Code (“NDC”) for products we develop which are intended to be eligible for insurance reimbursement, such as those for the prescription nutritional marketplace. There can also be no assurance that future regulatory changes will be implemented and if implemented that we will be able to comply with such future regulations, at commercially reasonable cost, if at all.

As we develop and commercialize our planned products, we may become subject to risks entailed in securing reimbursement from private and public insurance plans.

To the extent that we formulate and commercialize products that may be eligible for insurance reimbursement, such as products for the prescription nutritional marketplace, we will be subject to various requirements in order to obtain reimbursement from private insurance or public insurance, such as Medicare and Medicaid. There is no certainty that we will be able to secure and maintain these requirements for insurance reimbursement. If we do not do so, we may not be able to successfully market these products and generate revenues therefrom. Even if we do so, revenues generated from these products will be subject to potential delays in receiving reimbursement payments from insurers.

Our business plan depends on our intellectual property rights and if we are unable to protect them, our competitive position may suffer.

Our business plan is predicated on part on our intellectual property rights, including our proprietary formulation platform and individual product formulations. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. We protect our proprietary rights through a combination of trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our consultants and limit access to our trade secrets. We cannot assure you that the steps we have taken will prevent misappropriation of our proprietary property. Misappropriation of our intellectual property would have an adverse effect on our competitive position. In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs and the diversion of management’s time and attention as a result.

If we are deemed to infringe on the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our planned products.

We could be subject to intellectual property infringement claims as the number of our competitors grows and our products overlap with competitive products. While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims whether or not such claims are ultimately successful. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

The Company will face significant competition.

The markets for natural biotechnology products are and will continue to be highly competitive.  The Company will face significant competition from other companies who are developing, commercializing and marketing competitive products, as well as those who may elect to do so in the future.  Some of these competitors or potential competitors have greater experience, more extensive industry contacts and greater financial resources than the Company.  There can be no assurance that the Company can effectively compete.

We currently rely on our President and his loss could have an adverse effect on the Company.

Until we build up our management infrastructure, our success depends upon our President, who is our sole executive officer.  The loss of his services would currently have a material adverse effect on HRD. We are not party to an employment agreement with our President and do not anticipate having key man insurance in place on him in the foreseeable future.

The Company’s success will be dependent in part upon its ability to attract qualified personnel and consultants.

The Company’s success will be dependent in part upon its ability to attract qualified management, administrative, product development and marketing and sales personnel and consultants.  The inability to do so on favorable terms may harm the Company’s proposed business.

We intend to become subject to the periodic reporting requirements of the Securities Exchange Act of 1934 that will require us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement of which this report is a part, we will be required to file periodic reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys.  However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We will be required to include a report of management on the effectiveness of our internal control over financial reporting.  We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.  During the course of our testing, we may identify other deficiencies that we may not be able to timely remediate.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

The Jobs Act has reduced the information that the Company is required to disclose.

Under the Jobs Act, the information that the Company will be required to disclose has been reduced in a number of ways.

As a company that had gross revenues of less than $1 billion during the Company’s last fiscal year, the Company is an “emerging growth company,” as defined in the Jobs Act (an “EGC”). The Company will retain that status until the earliest of (a) the last day of the fiscal year which the Company has total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the Jobs Act) or more; (b) the last day of the fiscal year of following the fifth anniversary of the date of the first sale of the common stock pursuant to an effective registration statement under the Securities Act; (c) the date on which the Company has, during the previous three year period, issued more than $1,000,000,000 in non-convertible debt; or (d) the date on which the Company is deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, the Company is relieved from the following:

•	The Company is excluded from Section 404(b) of Sarbanes-Oxley Act (“Sarbanes-Oxley”), which otherwise would have required the Company’s auditors to attest to and report on the Company’s internal control over financial reporting. The JOBS Act also amended Section 103(a)(3) of Sarbanes-Oxley to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor’s report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC; and (ii) any other future rules adopted by the PCAOB will not apply to the Company’s audits unless the SEC determines otherwise.

•	The Jobs Act amended Section 7(a) of the Securities Act to provide that the Company need not present more than two years of audited financial statements in an initial public offering registration statement and in any other registration statement, need not present selected financial data pursuant to Item 301 of Regulation S-K for any period prior to the earliest audited period presented in connection with such initial public offering. In addition, the Company is not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an “issuer” as defined by Section 2(a) of Sarbanes-Oxley) is required to comply with such new or revised accounting standard. Corresponding changes have been made to the Exchange Act, which relates to periodic reporting requirements, which would be applicable if the Company were required to comply with them.

•	As long as the Company is an EGC, the Company may comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, by disclosing the more limited information required of a “smaller reporting company.”

•	In the event that the Company registers the common stock under the Exchange Act as it intends to do, the Jobs Act will also exempt the Company from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: (i) the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act; (ii) the requirements of Section 14A(b) of the Exchange Act relating to shareholder advisory votes on “golden parachute” compensation; (iii) the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance; and (iv) the requirement of Section 953(b)(1)of the Dodd-Frank Act, which requires disclosure as to the relationship between the compensation of the Company’s chief executive officer and median employee pay.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control.  The costs of this compliance could be significant.  If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

Our Articles of Incorporation and By Laws provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation and Bylaws provide for the indemnification of our officers and directors.  We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 (the “Securities Act”) and is, therefore, unenforceable.

Currently, there is no public market for our securities, and we cannot assure you that any public market will ever develop and it is likely to be subject to significant price fluctuations.

Currently, there is no public market for our common stock and our common stock may never be traded on any exchange, or, if traded, a public market may not materialize.  Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock.

Our common stock is unlikely to be followed by any market analysts, and there may be few or no institutions acting as market makers for the common stock.  Either of these factors could adversely affect the liquidity and trading price of our common stock.  Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

If a trading market should develop for our common stock, it is likely that it will initially be deemed to be a “penny stock.” Therefore, trading of our common stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Any trading market that may develop for our common stock may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws.  These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities laws and regulations promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities being registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares, and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  These restrictions prohibit the secondary trading of our common stock.  We currently do not intend to and may not be able to qualify securities for resale in a number of states that do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders.  Accordingly, investors should consider the secondary market for our securities to be a limited one.

Our board of directors has the authority, without shareholder approval, to issue preferred stock with terms that may not be beneficial to common shareholders and with the ability to affect adversely shareholder voting power and perpetuate their control over us.

Our Amended and Restated Articles of Incorporation allows us to issue shares of preferred stock without any vote or further action by our shareholders.  Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock.  As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our executive officers and directors, who are our principal shareholders, to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our executive officers and directors, who are our principal shareholders, own and assuming the sale of the shares registered by them hereunder as selling shareholders, will continue to own a majority of our issued and outstanding common stock. Accordingly, they will be able to effectively control the election of directors, as well as all other matters requiring shareholder approval.  The interests of our principal shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other directors and other business decisions.  The minority shareholders have no way of overriding decisions made by our principal shareholders.  This level of control may also have an adverse impact on the market value of our shares because our principal shareholders may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock.  We do not expect to pay cash dividends on our common stock at any time in the foreseeable future.  The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider.  Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protection against interested director transactions, conflicts of interest and similar matters.

Sarbanes-Oxley, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange/NYSE/AMEX and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance.  These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market.  Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with voluntary compliance, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees.  As a result, directors have the ability, among other things, to determine their own level of compensation.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations as a result thereof.

We intend to comply with all corporate governance measures relating to director independence as and when required.  However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley enactment of Sarbanes-Oxley has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 2.	Properties.

We do not own any real property.  We maintain an office mailing address at 18829 NE 29th Avenue, Suite 700, Aventura, Florida 33180 at nominal cost and pay for the utilization of office and conference space at such location on an as needed basis.  The Company anticipates renting commercial office and warehouse space in the South Florida area once it has raised sufficient capital. We believe that there is a significant amount of suitable space available at commercially reasonable cost.

Item 3.	Legal Proceedings.

Currently there are no legal proceedings pending or threatened against us.  However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is presently no public market for our common stock and there has never been a market for our common stock. We anticipate applying for quotation of our common stock on the OTCQX or the OTCQB operated by OTC Market Group, Inc. as soon as practicable. However, we cannot assure you that our shares will be quoted on any tier of OTC Markets Group or, if quoted, that a public market will develop and if developed, be liquid and be sustained.

Holders

As of the date of this report, we had 17,533,332 shares of common stock issued and outstanding and 24 shareholders of record of our common stock.

Dividends

The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors.  We have not paid any dividends since our inception and we do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,000,000 shares (1)	None issued	3,000,000 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	3,000,000 shares (1)	None issued	3,000,000 shares (1)

Represents shares of common stock reserved for issuance under our 2015 Incentive Stock Plan.

Item 6.	Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act of 1934, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

We had revenues of $22,875 for the year ended December 31, 2015 as compared to $59,811 for the year ended December 31, 2014, reflecting the tapering off of trial-marketing of H-Plex Defense from 2014. Cost of sales declined to $6,396 in 2015 from $10,276 in 2014, offset in 2014 by a write-off of obsolete inventory of $5,840, which resulted in gross profit of $16,479 in 2015 as compared to $49,535 in 2014.

General and administrative costs were $77,206 in 2015 as compared to $236,314 in 2014, given the reduced level of marketing, while interest expense increased to $6,162 in 2015 from $4,800 in 2014, reflecting the increased principal balance of shareholder loans.

Net losses for the years ended December 31, 2015 and December 31, 2014, were $66,889 and $191,579, respectively.

Liquidity and Capital Resources

As of December 31, 2015, total current assets were $4,226 as compared to $1,822 on December 31, 2014.  Total current liabilities as of December 31, 2015 were $269,426, as compared to $201,133 as of December 31, 2014, reflecting the increase in principal balance of shareholder loans and accrued salary.

For the year ended December 31, 2015, we raised $57,500 through shareholder loans, which was offset by repayments of $24,766 in shareholder loans.

Net cash used in operating activities was $31,386 in 2015 compared to $37,496 for 2014.

Net cash provided by financing activities in 2015 was $32,734 compared to $16,313 in 2014.

Our primary source of capital to develop and implement our business plan has been from private placements of our securities and shareholder loans.

The Company will require additional financing to complete development to commercially launch and market its planned products.  Our independent auditors report for the year ended December 31, 2015 includes an explanatory paragraph strategy that our lack of revenues and working capital raise substantial doubt about our ability to continue a growing concern.  While we are seeking to raise additional financing, either through government grants and loans or additional securities or offerings, there can be no assurance that additional financing will be available to the Company when needed, on favorable terms or otherwise.  Moreover, any such additional financing may dilute the interests of existing shareholders.  The absence of additional financing, when needed, could cause the Company to delay implementation of its business plan in whole or in part, curtail its business activities and seriously harm the Company and its prospects.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates included deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment, the useful lives of intangible assets and accounting for the business combination.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.  Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year.  In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies.  If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.  Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 8.	Financial Statements and Supplementary Data.

See the Index to the Financial Statements beginning on page F-1 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

Our President, as our sole executive officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

Our President does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our President (our Principal Executive, Financial and Accounting Officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our President (our Principal Executive, Financial and Accounting officer), conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of Sarbanes-Oxley. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only our management’s report in this report.

(c)	Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

(d)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
David Hopkins	48	President and Director
James Pande	57	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

David Hopkins founded Health-Right in 2011 and has served as President and a director since that time. From November 2009 until he founded the Company, Mr. Hopkins was a founder and managing member of Envirocare Solutions, LLC, a privately-held technology-driven manufacturer and wholesale distributor of products designed to deliver cold air micro-mist diffusion safely into the environment. In addition, since 2001, Mr. Hopkins has been a principal of Hopkins & Associates, a consulting firm providing turnaround and business development services to various private and public held companies engaged in a variety of industries, ranging from the production and distribution of soft drinks to biotechnology and environmental products. Mr. Hopkins holds a B.S. degree from Carroll University in Wisconsin.

James Pande has served as a director of the Company since its inception in 2011. Since 2010, he has served as Vice President of Marketing and Sales Aldora Aluminum and Glass Products, based in Miramar, Florida. Prior thereto, he owned Smith Mountain Impact Systems in Miami, Florida, which he built into a respected manufacturer of hurricane impact entrance doors. Mr. Pande holds a bachelor’s degree from the Cornell School of Hotel and Restaurant Management.

As soon as practicable, we intend to seek to expand our board of directors to include additional members, including “independent” directors.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders and until a successor is appointed and qualified, or until their removal, resignation, or death.  Executive officers serve at the pleasure of the board of directors.

Board Committees

Our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee.  We plan to establish such committees in the near future.

Code of Ethics

We do not currently have a Code of Ethics that applies to employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We plan to adopt a Code of Ethics in near future.

Advisory Board

The Company plans to establish an advisory board, whose members will meet periodically in person or by telephone with management and/or the board of directors to advise on product development and marketing matters.  Members of the advisory board will serve at the pleasure of the board of directors. It is anticipated that members of the advisory board will be compensated through the grant of stock option awards under our 2015 Incentive Stock Plan.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our President, who was our sole executive officer for 2015, 2014and 2013, including amounts accrued but not paid.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Hopkins,	2015	52,000	(1)	0	0	0	0	0	0	52,000	(1)
President	2014	52,000	(1)	0	0	0	0	0	0	52,000	(1)
	2013	52,000	(1)	0	0	0	0	0	0	52,000	(1)

(1)	Represents $52,000 in salary accrued but not paid to Mr. Hopkins in each of 2015, 2014 and 2013.

Employment Agreements

The Company is presently not party to an employment agreement with its executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
David Hopkins	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Hopkins	0	0	0	0	0	0	0

James Pande	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We currently do not compensate our non-employee directors. When we expand our board we will intend to implement a plan and compensate them with a combination of cash and stock option awards, depending on our financial resources at that time.

2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2015 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing.  The 2015 Incentive Stock Plan is administered by the board of directors.  3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2015 Incentive Stock Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the 2015 Incentive Stock Plan is equal to 15% of our issued and outstanding common stock. No awards are outstanding as of the date of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the date of this report, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group.  Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 18851 NE 29th Avenue, Suite 700, Aventura, Florida 33180.

Names and addresses of beneficial owners	Number of shares of common stock	Percentage of class (%)

Directors and executive officers:

David Hopkins	5,663,510	32.3%

James Pande	6,366,666	36.3%

All directors and executive officers as a group (two (2) persons)	12,030,176	68.6%

Other 5% or greater shareholders:

Michael Fabiano	1,000,000	5.7%

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,000,000 shares (1)	None issued	3,000,000 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	3,000,000 shares (1)	None issued	3,000,000 shares (1)

(1)	Represents shares of common stock reserved for issuance under our 2015 Incentive Stock Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Since inception, the Company has relied in large part on loans from James Pande and David Hopkins, its principal shareholders, to fund its operations.

The Company has a secured promissory note with James. Pande, a director and principal shareholder. During the years ended December 31, 2015 and 2014 Mr. Pande $7,500 and $16,630, respectively. These borrowings bear interest at 3% per annum with no maturity date. During the years ended December 31, 2015 and 2014 interest expense on these borrowings aggregated $1,260 and $824, respectively. As of December 31, 2015 and 2014 the balance due was $44,567 and 34,635, including accrued interest.

Effective July 30, 2015 the Company also entered into a secured future advance promissory note with Mr. Pande for a total amount of $75,000. During the year ended December 31, 2015, the Company borrowed $50,000 under this note. The note bears interest at 7.5% per annum and matures on July 31, 2016. Interest expense on this note aggregated $1,269 for the year ended December 31, 2015. The balance on this note at December 31, 2015 was $51,269 including accrued interest.

Since inception, David Hopkins, the Company’s President, has advanced money to fund the Company’s operations. In 2013, Mr. Hopkins converted certain advances and accrued salary into a secured demand promissory note. The balance on this note was $49,650 as of December 31, 2014. Mr. Hopkins was repaid $19,650 during the year ended December 31, 2015 resulting in a balance of $30,000. This note is non-interest bearing with no set repayment date, and is subordinated to the future advance promissory note issued to Mr. Pande.

Mr. Hopkins has also made loans to the Company through direct charges on his credit card to pay for working capital purposes. The balance of this loan at December 31, 2015 and 2014 was $1,009 and $9,827 respectively. Mr. Hopkins is charging the Company 15.5% interest on the unpaid monthly balances associated with this loan, which is the interest being charged on the card. Interest expense incurred by the Company during the years ended December 31, 2015 and 2014 was $739 and $1,289, respectively

The Company’s board of directors approved a salary to the Company’s President in the amount of $52,000 per annum plus a car allowance of $600 per month. As of December 31, 2015 and 2014 the amount unpaid and accrued amount aggregated $130,000 and $78,000, respectively, Effective as of August 2013, the president waived his car allowance which was not accrued until resumed accruing the car allowance in July of 2015.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officers, directors and significant shareholders.  However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Item 14. Principal Accounting Fees and Services.

Paritz & Co., P.A. (“Paritz”) is our current independent registered public accounting firm.

Audit Fees

Aggregate audit fees billed by Paritz for the years ended December 31, 2015 and 2014 were $9,750 and $9,500, respectively.

Audit-Related Fees

There were no audit-related fees billed by Paritz for the years ended December 31, 2015 and 2014.

Tax Fees

There were no tax fees billed by Paritz for the years ended December 31, 2015 and 2014.

Pre-Approval Policy

We do not currently have a standing audit committee. Provision of the above services was approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1)	Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2015 and 2014

Statements of Operations for the Years Ended December 31, 2015 and 2014

Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014

Notes to Financial Statements

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation*

3.2	By-Laws*

10.1	2015 Stock Incentive Plan*

31.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	Interactive Data files pursuant to Regulation S-T **

* Filed as an Exhibit of the same number to the registrant’s Registration Statement on Form S-1 (File No. 333-206839) and incorporated herein by reference.

**Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH-RIGHT DISCOVERIES, INC.

Dated: April 13, 2016	By:	/s/ David Hopkins
David Hopkins, President
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title(s)	Date

By:	/s/ David Hopkins	President and Director	April 13, 2016
	David Hopkins	(Principal Executive, Financial and Accounting Officer)

By:	/s/ James Pande	Director	April 13, 2016
James Pande

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Health-Right Discoveries, Inc.

We have audited the accompanying balance sheets of Health-Right Discoveries, Inc. as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health-Right Discoveries, Inc.as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 3 the Company has generated minimal revenue since inception, has sustained accumulated losses of $832,450 since inception, and has a stockholders’ deficiency of $265,200 at December 31, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

April 12, 2016

HEALTH-RIGHT DISCOVERIES, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:

Cash	$1,957	$609
Inventories	2,269	1,213
Total Current Assets	4,226	1,822

TOTAL ASSETS	$4,226	$1,822

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Credit card payable	$7,222	$8,695
Related party debt	126,845	94,111
Accrued interest - related parties	1,813	4,877
Accrued interest - other	-	450
Salaries payable - related party	130,000	78,000
Note payable	-	15,000
Other current liabililty	3,546	-
Total Current Liabilities	269,426	201,133

STOCKHOLDERS' DEFICIENCY
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding December 31, 2015 and 2014	-	-
Common Stock, .001 par value, 100,000,000 shares authorized 17,133,332 and 17,123,332 shares issued and outstanding December 31, 2015 and 2014, respectively	17,133	17,123
Additional Paid in Capital	550,117	549,127
Accumulated Deficit	(832,450)	(765,561)
TOTAL STOCKHOLDERS' DEFICIENCY	(265,200)	(199,311)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4,226	$1,822

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014

Sales	$22,875	$59,811

Cost of Sales	6,396	10,276

Gross Profit	16,479	49,535

COSTS AND EXPENSES:
General and administrative	77,206	236,314
Interest expense - related parties	6,162	4,350
Interest expense - other	-	450
Total Cost and expenses	83,368	241,114

Loss before income tax provision	(66,889)	(191,579)

Income tax provision	-	-

NET LOSS	$(66,889)	$(191,579)

Loss per common share	(0.00)	(0.01)

Weighted average common shares outstanding	17,131,107	16,712,755

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(66,889)	$(191,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,000	89,583
Accrued salary to related party	52,000	53,000
Inventory write-off	-	5,840
Settlement of notes payable	(11,950)
Changes in operating assets and liabilities
Inventories	(1,056)	1,289
Credit card payable	(1,473)	422
Accrued interest	(3,064)	3,949
Accrued expenses	46
NET CASH USED IN OPERATING ACTIVITIES	(31,386)	(37,496)

FINANCING ACTIVITIES:
Proceeds from issuance common stock	-	15,000
Proceeds of loan from related parties	57,500	11,663
Proceeds from note payable	-	15,000
Repayment of related party loan	(24,766)	(25,350)
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,734	16,313

INCREASE (DECREASE) IN CASH	1,348	(21,183)

CASH - BEGINNING OF YEAR	609	21,792

CASH - END OF YEAR	$1,957	$609

Supplemental disclosures of cash flow information:
Non-cash financing activities
Issuance of common stock for services classified as prepaid expense	$-	$70,000

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

			Additional
	COMMON STOCK		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – January 1, 2014	16,573,332	$16,573	$494,677	$(573,982)	$(62,732)

Common stck issued in private placement	150,000	150	14,850	-	15,000

Common stock issued for services	400,000	400	39,600	-	40,000

Net loss	-	-	-	(191,579)	(191,579)

BALANCE – December 31, 2014	17,123,332	$17,123	$549,127	$(765,561)	$(199,311)

Common stock issued for services	10,000	10	990	-	1,000

Net loss	-	-	-	(66,889)	(66,889)

BALANCE – December 31, 2015	17,133,332	$17,133	$550,117	$(832,450)	$(265,200)

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

Notes to Financial Statements

NOTE 1 – Business

Health-Right Discoveries, Inc. (the “Company”) was formed under the laws of the State of Florida on October 12, 2011 under the name Four Plex Partners, Inc. The company changed its name to Health-Right Discoveries, Inc. on March 22, 2012. The Company’s business is to develop and market an innovative portfolio of both prescription nutritional, OTC monograph and natural products that primarily focus on factors relating to stress-induced conditions and diseases.

NOTE 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”. We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in, first-out, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified.  Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's statements of operations. During the year ended December 31, 2015 and 2014, the Company recorded a loss of $0 and $5,840, respectively due to management’s estimation of obsolete inventory.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Stock-based compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, the fair value of the award is calculated on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for common shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, the fair value of the award on the date of grant is calculated in the same manner as employee awards. However, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Advertising

Advertising and marketing expenses are charged to operations as incurred.

Income Taxes

The company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception. The Company has sustained accumulated losses of $832,450 since inception, and has a stockholders’ deficiency of $265,200 at December 31, 2015. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – Stockholders’ Equity

The Company has authorized 100,000,000 shares of common stock $.001 par value and 5,000,000 shares of preferred stock $.001 par value.

On October 31, 2014, the board of directors approved an amendment to the Company’s Certificate of Incorporation, as amended, to affect a 2-for-1 stock split on the issued and outstanding common shares. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the stock split for all periods presented.

During the year ended December 31, 2014, the Company issued 150,000 shares of common stock in a private placement for proceeds of $15,000.

During the year ended December 31, 2014, the Company issued 400,000 shares of common stock for services rendered which were valued at $40,000. The Company valued these shares based on the per share price in which unaffiliated investors purchased shares of common stock in the private placement referred to above.

During the year ended December 31, 2015, the Company issued 10,000 shares of common stock for services rendered which were valued at $10,000. The Company valued these shares based on the per share price in which unaffiliated investors purchased shares of common stock in the private placement referred to above.

NOTE 5 – Related Party

The Company has a secured promissory with a founder and director (“director”) of the Company. During the years ended December 31, 2015 and 2014 the director advanced amounts aggregating $7,500 and $16,630, respectively. These borrowing bear interest at 3% per annum with no maturity date. During the years ended December 31, 2015 and 2014 interest expense on these borrowings aggregated $1,260 and $824, respectively. As of December 31, 2015 and 2014 the balance due was $44,567 and 34,635, including accrued interest.

Effective July 30, 2015 the Company entered into a secured future advance promissory note with the director referred to above for a total amount of $75,000. During the year ended December 31, 2015 the Company borrowed $50,000 in regards to this note. The note bears interest at 7.5% per annum and matures on July 31, 2016. Interest expense on this note aggregated $1,269 for the year ended December 31, 2015. The balance on this note at December 31, 2015 was $51,269 including accrued interest.

Since inception the Company’s President and Director (“President”) has advanced money to fund the Company’s operations. In 2013, the President converted certain advances and accrued salary into a secured demand promissory note. The balance on this note was $49,650 as of December 31, 2014. The President repaid $19,650 during the year ended December 31, 2015 resulting in a balance of $30,000. This note is non-interest bearing with no set repayment date, and is subordinated to the future advance promissory note issued to the director.

The Company’s President has made loans to the Company through direct charges on his credit card to pay for working capital purposes. The balance of this loan at December 31, 2015 and 2014 was $1,009 and $9,827 respectively. The founder is charging the Company 15.5% interest on the unpaid monthly balances associated with this loan, which is the interest being charged on the card. Interest expense incurred by the company during the years ended December 31, 2015 and 2014 was $739 and $1,289, respectively

The Company’s board of directors approved a salary to the Company’s president in the amount of $52,000 per annum plus a car allowance of $600 per month. As of December 31, 2015 and 2014 the amount unpaid and accrued amount aggregated $130,000 and $78,000, respectively, Effective in August 2013, the president waived his car allowance which amount has not been accrued since that date. The president resumed his car allowance in July of 2015.

NOTE 6 – Note payable

On January 10, 2014, the Company entered into a note payable in the amount of $15,000 to an unrelated party, for services rendered to the Company, that bears interest at 3% per annum and is payable upon a funding event of at least $50,000 to the Company or 9 months after the date of issuance, whichever comes first. The Company and the lender agreed to cancel the note payable and settled the amount owed for $3,500, which is included in other current liabilities on the accompanying balance sheet.

NOTE 7 – Credit card payable

The Company utilizes a credit card for working capital purposes. The card has a credit limit of $9,000, $7,222 and $8,695 outstanding at December 31, 2015 and 2014, respectively and bears interest at 16.49%.

NOTE 8 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2013 and 2012 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2015	December 31, 2014

U.S. federal statutory rate	(34)%	(34)%
State income tax, net of federal benefit	(6)%	(6)%
Change in valuation allowance	(40)%	(40)%
Income Tax provision (benefit)	0%	0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2014 and 2013 are as follows:

	Years Ended
	December 31, 2014	December 31, 2013

Deferred Tax Assets
Net operating losses	$333,000	$306,000
Less: Valuation allowance	(333,000)	(306,000)
	$-	$-

As of December 31, 2015, the Company had approximately $832,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2031.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files U.S. federal and state of Florida tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2011. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 9 – Subsequent events

Management has evaluated subsequent events through, the date which the financial statements were available to be issued.

In January 2016 the Company issued 400,000 shares of common stock for services rendered.

