Form 10-Q
period 2016-03-31
Health-Right Discoveries, Inc.
filed 2016-05-13
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Commission file number: 333-206839

HEALTH-RIGHT DISCOVERIES, INC.

(Exact name of registrant as specified in its charter)

Florida	45-3588650
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18851 NE 29th Avenue, Suite 700, Aventura, Florida 33180

(Address of Principal Executive Offices)

(305) 705-3247

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 13, 2016 was 17,533,332 shares.

HEALTH-RIGHT DISCOVERIES, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:

Cash	$2,614	$1,957
Inventories	1,210	2,269
Prepaid expenses
Total Current Assets	3,824	4,226

TOTAL ASSETS	$3,824	$4,226

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Credit card payable	$7,027	$7,222
Loans payable - related parties	150,835	126,845
Accrued interest - related parties	7,163	1,813
Salaries payable - related party	130,000	130,000
Other current liabililty	4,406	3,546
Total Current Liabilities	299,431	269,426

STOCKHOLDERS' DEFICIENCY
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding March 31, 2016 and December 31, 2015	-	-
Common Stock, .001 par value, 100,000,000 shares authorized 17,533,332 and 17,133,332 shares issued and outstanding March 31, 2016 and December 31, 2015, respectively	17,533	17,133
Additional Paid in Capital	589,717	550,117
Accumulated Deficit	(902,857)	(832,450)
TOTAL STOCKHOLDERS' DEFICIENCY	(295,607)	(265,200)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,824	$4,226

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Sales	$4,076	$7,694

Cost of Sales	1,320	1,617

Gross Profit	2,756	6,077

COSTS AND EXPENSES:
General and administrative	67,527	18,199
Interest expense - related parties	5,636	1,700

Total Cost and expenses	73,163	19,899

Loss before income tax provision	(70,407)	(13,822)

Income tax provision	-	-

NET LOSS	$(70,407)	$(13,822)

Loss per common share	(0.00)	(0.00)

Weighted average common shares outstanding	17,331,672	17,123,332

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(70,407)	$(13,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	40,000	1,000
Accrued salary to related party	-	13,000
Changes in operating assets and liabilities
Inventories	1,059	(1,622)
Credit card payable	(195)	(254)
Accrued interest	5,350	289
Accrued expenses	860	-
NET CASH USED IN OPERATING ACTIVITIES	(23,333)	(1,409)

FINANCING ACTIVITIES:
Proceeds of loan from related parties	25,000	7,500
Repayment of related party loan	(1,010)	(3,220)
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,990	4,280

INCREASE (DECREASE) IN CASH	657	2,871

CASH - BEGINNING OF YEAR	1,957	609

CASH - END OF YEAR	$2,614	$3,480

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

Notes to Financial Statements

NOTE 1 – Business and Basis of Presentation

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2015 filed with the SEC on April 13, 2016.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates, are comparable to rates of returns for instruments of similar credit risk.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception. The Company has sustained losses since inception, and has a stockholders’ deficiency of $295,607 at March 31, 2016. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

During the three months ended March 31, 2016 the Company issued 400,000 shares of common stock for services rendered which were valued at $40,000. The Company valued these shares based on the per share price in which unaffiliated investors purchased shares of common stock in a private placement.

During the period ended March 31, 2015, the Company issued 10,000 shares of common stock for services rendered which were valued at $1,000. The Company valued these shares based on the per share price in which unaffiliated investors purchased shares of common stock in a private placement.

NOTE 5 – Related Party

The Company has a secured promissory note with a founder and director (“director”) of the Company. During the three months ended March 31, 2016 there were no advances on this note. These borrowing bear interest at 3% per annum with no maturity date. As of March 31, 2016 and December 31, 2015 the principle balance due on this note was $45,000.

Effective July 30, 2015 the Company entered into a secured future advance promissory note with the director referred to above for a total amount of $75,000. During the three months ended March 31, 2016 the Company borrowed $25,000 in regards to this note. The note bears interest at 7.5% per annum and matures on July 31, 2016. As of March 31, 2016 and December 31, 2015 the principle balance due on this note was $105,835 and $80,835, respectively.

The Company’s President has made loans the Company through direct charges on his credit card to pay for working capital purposes. The balance of this loan at March 31, 2016 and December 31, 2015 was $0 and $1,009, respectively. The founder is charging the Company 15.5% interest on the unpaid monthly balances associated with this loan, which is the interest being charged on the card.

The Company’s board of directors approved a salary to the Company’s president in the amount of $52,000 per annum plus a car allowance of $600 per month. As of March 31, 2016 and December 31, 2015 the amount unpaid and accrued amount aggregated $130,000. Effective in August 2013, the president waived his car allowance which amount has not been accrued since that date. The president resumed his car allowance in July of 2015. Effective January 1, 2016, the president has begun being paid a salary of $1,000 per week.

NOTE 6 – Credit card payable

The Company utilizes a credit card for working capital purposes. The card has a credit limit of $9,000, with a balance of $7,727 and $7,222 outstanding at March 31, 2016 and December 31, 2015, respectively and bears interest at 16.49%.

NOTE 7 – Income Taxes

As of March 31, 2016, the Company had approximately $902,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2031.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 8 – Subsequent events

Management has evaluated subsequent events through, the date which the financial statements were available to be issued.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, references in this report to “HRD,” “Health-Right,” “the Company,” “we,” “our” and “us” refers to Health-Right Discoveries, Inc. All share and per share information in this report has been adjusted to give retroactive effect to a two-for-one stock split implemented in November 2014.

Forward-Looking Statements

Certain statements made in this report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Background

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

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

We had revenues of $4,076 for the three months ended March 31, 2016 as compared to $7,694 for the three months ended March 31, 2015, reflecting the tapering off of trial-marketing of H-Plex Defense. Cost of sales declined to $1,320 in the 2016 period from $1,617 in the 2015 period, which resulted in gross profit of $2,756 in the 2016 quarter, as compared to $6,077 in the 2015 quarter.

General and administrative costs were $67,527 for the three months ended March 31, 2016 as compared to $18,199 in the comparable period in 2015, primarily reflecting expenses incurred with the Company having had its initial Registration Statement on Form S-1 having been declared effective with the Securities and Exchange Commission in the fourth quarter of 2015. General and administrative services for the 2016 quarter also includes the payment to third parties of $40,000 in consulting and legal fees through the issuance of 400,000 “restricted” shares of our common stock. Interest expense to related parties increased to $5,636 in the 2016 period from $1,700 in the 2015 period, reflecting the increased principal balance of shareholder loans.

Net losses for the three months ended March 31, 2016 and March 31, 2015, were $70,407 and $13,822, respectively.

Liquidity and Capital Resources

As of March 31, 2015, total assets were $3,824, as compared to $4,226 on December 31, 2015. Total current liabilities as of March 31, 2015 were $299,431, as compared to $269,426 as of December 31, 2015, reflecting the increase in principal balance of shareholder loans.

For the quarter ended March 31, 2016, we raised $25,000 through shareholder loans, which was offset by repayments of $1,010 in shareholder loans.

Net cash used in operating activities was $23,333 in the 2016 period, as compared to the $1,409 for the same period in 2015.

Net cash provided by financing activities in the 2016 quarter was $23,990, as compared to $4,280 in 2015, reflecting the increased balance of shareholder loans.

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

ITEM 3.          QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 4.          CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our President, as our sole executive officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.           RISK FACTORS

See “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, we issued 300,000 “restricted” shares of our common stock to a consultant as consideration for consulting services valued at $30,000 and 100,000 “restricted” shares to a law firm as consideration for legal services valued at $10,000.

The shares were issued without registration under the Securities Act of 1933, as amended pursuant to the exemption from registration afforded by Section 4 (a) (2) thereunder.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification
32.1	Section 906 Certification
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH-RIGHT DISCOVERIES, INC.

Dated: May 13, 2016	By:	/s/ David Hopkins
David Hopkins, President
(Principal Executive, Financial and Accounting Officer)

