Form 10-Q
period 2016-06-30
Health-Right Discoveries, Inc.
filed 2016-08-12
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 12, 2016 was 17,533,332 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEALTH-RIGHT DISCOVERIES, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:

Cash	$579	$1,957
Inventories	333	2,269

Total Current Assets	912	4,226

TOTAL ASSETS	$912	$4,226

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Credit card payable	$8,156	$7,222
Loans payable - related parties	153,335	126,845
Accrued interest - related parties	12,513	1,813
Salaries payable - related party	142,000	130,000
Accrued expenses	17,107	3,546
Total Current Liabilities	333,111	269,426

STOCKHOLDERS' DEFICIENCY
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding June 30, 2016 and 2015	-	-
Common Stock, .001 par value, 100,000,000 shares authorized 17,533,332 and 17,133,332 shares issued and outstanding June 30, 2016 and 2015, respectively	17,533	17,133
Additional Paid in Capital	589,717	550,117
Accumulated Deficit	(939,449)	(832,450)
TOTAL STOCKHOLDERS' DEFICIENCY	(332,199)	(265,200)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$912	$4,226

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

Sales	$7,680	$13,581	$3,604	$5,887

Cost of Sales	2,530	2,664	1,210	1,047

Gross Profit	5,150	10,917	2,394	4,840

COSTS AND EXPENSES:
General and administrative	100,797	36,355	33,270	18,156
Interest expense - related parties	11,352	2,385	5,716	685

Total Cost and expenses	112,149	38,740	38,986	18,841

Loss before income tax provision	(106,999)	(27,823)	(36,592)	(14,001)

Income tax provision	-	-

NET LOSS	$(106,999)	$(27,823)	$(36,592)	$(14,001)

Loss per common share	(0.01)	(0.00)

Weighted average common shares outstanding	17,333,332	16,573,332	17,533,332	17,133,332

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(106,999)	$(27,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	40,000	1,000
Accrued salary to related party	12,000	26,000
Changes in operating assets and liabilities
Inventories	1,936	(3,452)
Credit card payable	934	122
Accrued interest	10,700	1,470
Accrued expenses	13,561	-
NET CASH USED IN OPERATING ACTIVITIES	(27,868)	(2,683)

FINANCING ACTIVITIES:
Proceeds of loan from related parties	27,500	7,500
Repayment of related party loan	(1,010)	(4,678)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,490	2,822

INCREASE (DECREASE) IN CASH	(1,378)	139

CASH - BEGINNING OF YEAR	1,957	609

CASH - END OF YEAR	$579	$748

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 13, 2016.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception. The Company has sustained losses since inception, and has a stockholders’ deficiency of $332,199 at June 30, 2016. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

During the six months ended June 30, 2016 the Company issued 400,000 shares of common stock for services rendered which were valued at $40,000. The Company valued these shares based on the per share price in which unaffiliated investors purchased shares of common stock in a private placement.

During the period ended June 30, 2015, the Company issued 10,000 shares of common stock for services rendered which were valued at $1,000. The Company valued these shares based on the per share price in which unaffiliated investors purchased shares of common stock in a private placement.

NOTE 5 – Related Party

The Company has a secured promissory note with a founder and director (“director”) of the Company. During the three months ended June 30, 2016 there were no advances on this note. These borrowing bear interest at 3% per annum with no maturity date. As of June 30, 2016 the principle balance due on this note was $45,000.

Effective July 30, 2015 the Company entered into a secured future advance promissory note with the director referred to above for a total amount of $75,000. During the six months ended June, 2016 the Company borrowed $25,000 in regards to this note. The note bears interest at 7.5% per annum and matures on July 31, 2016. As of June 30, 2016 the principle balance due on this note was $105,835.

On April 13, 2016 a director of the Company provided a short term loan of $2,500 with an interest rate of 3% and is payable on demand.

The Company’s President has made loans the Company through direct charges on his credit card to pay for working capital purposes. The balance of this loan at June 30, 2016 and December 31, 2015 was $0 and $1,009 respectively.

The Company’s board of directors approved a salary to the Company’s president in the amount of $52,000 per annum plus a car allowance of $600 per month. As of June 30, 2016 and December 31, 2015 the amount unpaid and accrued amount is $142,000 and $130,000 respectively. Effective in August 2013, the president waived his car allowance which amount has not been accrued since that date. The president resumed his car allowance in July of 2015. Effective January 1, 2016, the president has begun being paid a salary of $1,000 per week. Due to lack of funding for the period ended June 30, 2016 the president has continued to accrue salary.

NOTE 6 – Credit card payable

The Company utilizes a credit card for working capital purposes. The card has a credit limit of $9,000, with a balance of $8,156 and $7,222 outstanding at June 30, 2016 and December 31, 2015 respectively and bears interest at 16.49%.

NOTE 7 – Income Taxes

As of June 30, 2016, the Company had approximately $940,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2031.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company files U.S. federal and state of Florida tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2012. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 8 – Subsequent events

Management has evaluated subsequent events through, the date which the financial statements were available to be issued.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to “HRD,” “Health-Right,” “the Company,” “we,” “our” and “us” refers to Health-Right Discoveries, Inc.

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Results of Operations

Six months ended June 30, 2016 compared to six months ended June 30, 2015

We had revenues of $7,680 for the six months ended June 30, 2016 as compared to $13,581 for the six months ended June 30, 2015, reflecting the tapering off of trial-marketing of H-Plex Defense. Cost of sales were $2,530 in the 2016 period as compared to $2,664 in the 2015 period, which resulted in gross profit of $5,150 in the 2016 period, as compared to $10,917 in the 2015 period.

General and administrative costs were $100,797 for the three months ended March 31, 2016 as compared to $36,355 in the comparable period in 2015, primarily reflecting increased expenses related to the implementation of the Company’s business plan and incurred as a public company with the Company having had its initial Registration Statement on Form S-1 having been declared effective with the Securities and Exchange Commission in the fourth quarter of 2015. Interest expense to related parties increased to $11,352 in the 2016 period from $2,385 in the 2015 period, reflecting the increased principal balance of shareholder loans.

Net losses for the six months ended June 30, 2016 and June 30, 2015, were $106,999 and $27,823, respectively.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

We had revenues of $3,604 for the three months ended June 30, 2016 as compared to $5,887 for the three months ended June 30, 2015, reflecting the tapering off of trial-marketing of H-Plex Defense. Cost of sales declined to $1,210 in the 2016 period from $1,047 in the 2015 period, which resulted in gross profit of $2,394 in the 2016 quarter, as compared to $4,840 in the 2015 quarter.

General and administrative costs were $33,270 for the three months ended June 30, 2016 as compared to $18,156 in the comparable period in 2015, primarily reflecting increased expenses related to the implementation of the Company’s business plan and incurred as a public company with the Company having had its initial Registration Statement on Form S-1 having been declared effective with the Securities and Exchange Commission in the fourth quarter of 2015. Interest expense to related parties increased to $5,716 in the 2016 period from $685 in the 2015 period, reflecting the increased principal balance of shareholder loans.

Net losses for the three months ended March 31, 2016 and March 31, 2015, were $36,592 and $14,001, respectively.

Liquidity and Capital Resources

As of June 30, 2016, total assets were $912, as compared to $4,226 on December 31, 2015. Total current liabilities as of June 30, 2016 were $333,111, as compared to $269,426 as of December 31, 2015, reflecting the increase in principal balance of shareholder loans.

For the six months ended June 30, 2016, we raised $27,500 through shareholder loans, which was offset by repayments of $1,010 in shareholder loans.

Net cash used in operating activities was $27,868 for the six months ended June 30, 2016, as compared to the $2,683 for the same period in 2015.

Net cash provided by financing activities in the 2016 period was $26,490, as compared to $2,822 in the 2015 period reflecting the increased balance of shareholder loans.

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

Management’s Report on Disclosure Controls and Procedures

Our President, as our sole executive officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

None.

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

HEALTH-RIGHT DISCOVERIES, INC.

Dated: August 12, 2016	By:	/s/ David Hopkins
David Hopkins, President
(Principal Executive, Financial and Accounting Officer)