Form 10-Q
period 2016-09-30
Health-Right Discoveries, Inc.
filed 2016-11-02
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 2, 2016 was 17,533,332 shares.

HEALTH-RIGHT DISCOVERIES, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:

Cash	$544	$1,957
Inventories	77	2,269

Total Current Assets	621	4,226

TOTAL ASSETS	$621	$4,226

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Credit card payable	$7,718	$7,222
Loans payable - related parties	155,335	126,845
Accrued interest - related parties	19,516	1,813
Salaries payable - related party	156,000	130,000
Accrued expenses	20,798	3,546
Total Current Liabilities	359,367	269,426

STOCKHOLDERS' DEFICIENCY
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding September 30, 2016 and December 31, 2015	-	-
Common Stock, .001 par value, 100,000,000 shares authorized 17,533,332 and 17,133,332 shares issued and outstanding September 30, 2016 and December 31, 2015, respectively	17,533	17,133
Additional Paid in Capital	589,717	550,117
Accumulated Deficit	(965,996)	(832,450)
TOTAL STOCKHOLDERS' DEFICIENCY	(358,746)	(265,200)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$621	$4,226

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

Sales	$8,959	$18,101	$1,279	$4,520

Cost of Sales	3,054	3,776	524	1,112

Gross Profit	5,905	14,325	755	3,408

COSTS AND EXPENSES:
General and administrative	120,771	64,047	19,974	27,962
Interest expense - related parties	18,680	3,479	7,328	1,094

Total Cost and expenses	139,451	67,526	27,302	29,056

Loss before income tax provision	(133,546)	(53,201)	(26,547)	(25,648)

Income tax provision	-	-

NET LOSS	$(133,546)	$(53,201)	$(26,547)	$(25,648)

Loss per common share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	17,408,332	17,128,832	17,533,332	17,133,332

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(133,546)	$(53,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	40,000	1,000
Accrued salary to related party	26,000	39,000
Changes in operating assets and liabilities
Inventories	2,192	(2,343)
Credit card payable	496	(550)
Accrued interest	17,703	2,266
Accrued expenses	17,252	-
NET CASH USED IN OPERATING ACTIVITIES	(29,903)	(13,828)

FINANCING ACTIVITIES:
Proceeds of loan from related parties	29,500	51,742
Repayment of related party loan	(1,010)	(12,972)
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,490	38,770

INCREASE (DECREASE) IN CASH	(1,413)	24,942

CASH - BEGINNING OF PERIOD	1,957	609

CASH - END OF PERIOD	$544	$25,551

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as September 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2015 filed with the SEC on April 13, 2016.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception. The Company has sustained losses since inception, and has a stockholders’ deficiency of $358,746 at September 30, 2016. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

During the nine months ended September 30, 2016 the Company issued 400,000 shares of common stock for services rendered which were valued at $40,000. The Company valued these shares based on the per share price in which unaffiliated investors purchased shares of common stock in a private placement.

During the period ended September 30, 2015, the Company issued 10,000 shares of common stock for services rendered which were valued at $1,000. The Company valued these shares based on the per share price in which unaffiliated investors purchased shares of common stock in a private placement.

NOTE 5 – Related Party

The Company has a secured promissory note with a founder and director (“director”) of the Company. During the nine months ended September 30, 2016 there were no advances on this note. These borrowing bear interest at 3% per annum with no maturity date. As of September 30, 2016 the principle balance due on this note was $45,000.

Effective July 30, 2015 the Company entered into a secured future advance promissory note with the director referred to above for a total amount of $75,000. During the nine months ended September, 2016 the Company borrowed $25,000 in regards to this note. The note bears interest at 7.5% per annum and matures on July 31, 2016. As of September 30, 2016 the principal balance due on this note was $106,845.

On April 13, 2016 a director of the Company provided a short term loan of $2,500 with an interest rate of 3% and is payable on demand.

On July 22, 2016 the President of the Company provided a short term loan of $2,000 with an interest rate of 3% and is payable on demand.

The Company’s President has made loans the Company through direct charges on his credit card to pay for working capital purposes. The balance of this loan at September 30, 2016 and December 31, 2015 was $0 and $1,009 respectively.

The Company’s board of directors approved a salary to the Company’s president in the amount of $52,000 per annum plus a car allowance of $600 per month. As of September 30, 2016 and December 31, 2015 the amount unpaid and accrued amount is $156,000 and $130,000 respectively. Effective in August 2013, the president waived his car allowance which amount has not been accrued since that date. The president resumed his car allowance in July of 2015. Effective January 1, 2016, the president has begun being paid a salary of $1,000 per week. Due to lack of funding for the period ended September 30, 2016 the president has continued to accrue salary. The Company has also accrued his car allowance for the period ended September 30, 2016.

NOTE 6 – Credit card payable

The Company utilizes a credit card for working capital purposes. The card has a credit limit of $9,000, with a balance of $7,718 and $7,222 outstanding at September 30, 2016 and December 31, 2015 respectively and bears interest at 21.49% per annum.

NOTE 7 – Income Taxes

As of September 30, 2016, the Company had approximately $965,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2031.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Results of Operations

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

We had revenues of $8,959 for the nine months ended September 30, 2016 as compared to $18,101 for the nine months ended September 30, 2015, reflecting the tapering off of trial-marketing of H-Plex Defense. Cost of sales were $3.054 in the 2016 period as compared to $3,776 in the 2015 period, which resulted in gross profit of $5,905 in the 2016 period, as compared to $14,325 in the 2015 period.

General and administrative costs were $120,771 for the nine months ended September 30, 2016 as compared to $64,047 in the comparable period in 2015, primarily reflecting increased expenses related to the implementation of the Company’s business plan and incurred as a public company with the Company having had its initial Registration Statement on Form S-1 having been declared effective with the Securities and Exchange Commission in the fourth quarter of 2015. Interest expense to related parties increased to $18,680 in the 2016 period from $3,479 in the 2015 period, reflecting the increased principal balance of shareholder loans.

Net losses for the nine months ended September 30, 2016 and September 30, 2015, were $133,546 and $53,201, respectively.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

We had revenues of $1,279 for the three months ended September 30, 2016 as compared to $4,520 for the three months ended September 30, 2015, reflecting the tapering off of trial-marketing of H-Plex Defense. Cost of sales declined to $524 in the 2016 period from $1,124 in the 2015 period, which resulted in gross profit of $755 in the 2016 quarter, as compared to $3,408 in the 2015 quarter.

General and administrative costs were $19,974 for the three months ended September 30, 2016 as compared to $27,962 in the comparable period in 2015, reflecting limitations in 2016 on the Company’s capital resources related to the implementation of the its business plan. Interest expense to related parties increased to $7,328 in the 2016 period from $1,094 in the 2015 period, reflecting the increased principal balance of shareholder loans.

Net losses for the three months ended September 30, 2016 and September 30, 2015, were $26,547 and $25,648, respectively.

Liquidity and Capital Resources

As of September 30, 2016, total assets were $621, as compared to $4,226 on December 31, 2015. Total current liabilities as of September 30, 2016 were $359,367, as compared to $269,426 as of December 31, 2015, reflecting the increase in principal balance of shareholder loans.

For the nine months ended September 30, 2016, we raised $29,500 through shareholder loans, which was offset by repayments of $1,010 in shareholder loans.

Net cash used in operating activities was $29,903 for the nine months ended September 30, 2016, as compared to the $13,828 for the same period in 2015.

Net cash provided by financing activities in the 2016 period was $28,490, as compared to $38,770 in the 2015 period reflecting the increased balance of shareholder loans.

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

Item 3.	Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our President, as our sole executive officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors.

See “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2..	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4..	Mine Safety Disclosures.

Not applicable.

Item 5..	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH-RIGHT DISCOVERIES, INC.

Dated: November 2, 2016	By:	/s/ David Hopkins
David Hopkins, President
(Principal Executive, Financial and Accounting Officer)

