Form 10-K
period 2016-12-31
Health-Right Discoveries, Inc.
filed 2017-04-05
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of April 4, 2017 was 17,533,332 shares.

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Unless the context otherwise requires, references in this report to “HRD,” “Health-Right,” “the Company,” “we,” “our” and “us” refers to Health-Right Discoveries, Inc.

PART I

Item 1 Business.

Overview

Health-Right was founded as a natural biotech company that seeks to combine science and nutrition to develop branded ingredients, formulations and products that seek to provide a better quality of life for consumers who primarily suffer from stress-induced viruses and diseases. The Company developed a formulation platform by utilizing and scientifically combining various natural ingredients to help positively influence the interrelationship between stress and the immune system. The Company initially applied the formulation platform to Advanced H-Plex Defense Formula 11, its first product (“H-Plex Defense”), an all-natural dietary supplement whose formulation sought to address less than optimal nutrition and nutritional deficiencies to aid persons afflicted with Herpes Simplex Virus 1. Despite test marketing H-Plex Defense through the end of 2014 and positive customer feedback, HRD has been unable to raise sufficient capital to complete development of and commercialize H-Plex Defense.

Accordingly, during 2016, the Company shifted its focus to identifying and exploring various opportunities for growth and revenue generation through the acquisition of other products, technologies or companies in the natural biotech, healthcare, nutraceutical and related fields. However, the Company has not entered into any agreement with respect to any specific acquisition.

To date, the Company has generated limited revenues and has operated with limited capital. The Company will require significant capital to implement its refocused business plan.  There can be no assurance that the Company can raise the necessary funds, on favorable terms or otherwise.  Failure to obtain sufficient capital will substantially harm the Company’s prospects.

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

Item 1A.   Risk Factors.

Health-Right is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this Item.

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

Item 6.  Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

We had revenues of $8,959 for the year ended December 31, 2016, as compared to $22,875 for the year ended December 31, 2015, reflecting the tapering off of reorders resulting from trial-marketing of H-Plex Defense. Cost of sales declined to $3,251in 2016 from $6,396 in 2015, which resulted in gross profit of $5,708 in 2016, as compared to $16,479 in 2015.

General and administrative costs were $142,573 in 2016, as compared to $77,206 in 2015, because of increased efforts to implement our business plan and higher costs related to operating as a public company. Interest expense for 2016 and 2015 was $7,485 and $6,162, respectively, attributable mostly to shareholder loans.

Net losses for the years ended December 31, 2016 and December 31, 2015, were $144,350 and $66,889, respectively.

Liquidity and Capital Resources

As of December 31, 2016, total current assets were $18,373 as compared to $4,226 on December 31, 2015.  Total current liabilities as of December 31, 2016 were $387,923, as compared to $269,426 as of December 31, 2015, reflecting increased accrued salary and related party loans, among other things.

For the year ended December 31, 2016, we raised $60,746 from shareholder loans.

Net cash used in operating activities was $44,330 in 2016, as compared to $31,386 for 2015, representing funds used to implement the Company’s business plan.

Net cash provided by financing activities in 2016 was $60,746, as compared to $32,734 in 2015 from shareholder loans.

Our primary source of capital to develop and implement our business plan has been from private placements of our securities and shareholder loans.

The Company will require additional financing to complete development to commercially launch and market its planned products.  Our independent auditors report for the year ended December 31, 2016 includes an explanatory paragraph strategy that our lack of revenues and working capital raise substantial doubt about our ability to continue a growing concern.  While we are seeking to raise additional financing, either through government grants and loans or additional securities or offerings, there can be no assurance that additional financing will be available to the Company when needed, on favorable terms or otherwise.  Moreover, any such additional financing may dilute the interests of existing shareholders.  The absence of additional financing, when needed, could cause the Company to delay implementation of its business plan in whole or in part, curtail its business activities and seriously harm the Company and its prospects.

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

Our President, as our sole executive officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

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

Our President (our Principal Executive, Financial and Accounting officer), conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
David Hopkins	49	President and Director
James Pande	58	Director

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

James Pande has served as a director of the Company since its inception in 2011. Since 2010, he has served as Vice President of Marketing and Sales Aldora Aluminum and Glass Products, based in Miramar, Florida. Prior thereto, he owned Smith Mountain Impact Systems in Miami, Florida, which he built into a respected manufacturer of hurricane impact windows and entrance doors. Mr. Pande holds a bachelor’s degree from the Cornell School of Hotel and Restaurant Management.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our President, who was our sole executive officer for 2016 and 2015, including amounts accrued but not paid.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
David Hopkins,	2016	52,000	(1)	0	0	0	0	0	7,200	(2)	59,200
President	2015	52,000	(1)	0	0	0	0	0	3,000	(2)	55,000

(1) Represents $39,000 and $52,000 in salary accrued but not paid to Mr. Hopkins in 2016 and 2015, respectively.

(2) Represents a $600 monthly car allowance for Mr. Hopkins, effective July 2015.

Employment Agreements

The Company is presently not party to an employment agreement with its executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2016.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Since inception, Mr. Pande advanced money to help fund the Company’s operations. During the years ended December 31, 2016 and 2015 he advanced amounts aggregating $2,500 and $7,500, respectively. These borrowings bear interest at 3% per annum with no maturity date. During the years ended December 31, 2016 and 2015 interest expense on these borrowings aggregated $1,677 and $997, respectively. As of December 31, 2016 and 2015 the balance due was $31,312 and $29,567, including accrued interest.

The Company also has a secured promissory note with Jim Pande. These borrowings bear interest at 3% per annum with no maturity date. During the years ended December 31, 2016 and 2015 interest expense on these borrowings aggregated $451 and $0, respectively. As of December 31, 2016 and 2015 the balance due was $15,451 and $15,000, respectively, including accrued interest.

Effective July 30, 2015 the Company entered into a secured future advance promissory note with Mr. Pande for a total amount of $75,000. During the years ended December 31, 2016 and 2015, the Company borrowed $25,000 and $50,000 under this note, respectively. The note bears interest at 7.5% per annum and matures on July 31, 2017. Interest expense on this note aggregated $6,711 and $1,269 for the years ended December 31, 2016 and 2015, respectively. The balance due on this note at December 31, 2016 and 2015 was $81,711 and $51,269, respectively, including accrued interest.

Since inception, Mr. Hopkins has also advanced money to help fund the Company’s operations. During the years ended December 31, 2016 and 2015, he advanced amounts aggregating $3,050 and $0, respectively. These borrowings bear interest at 3% per annum with no maturity date. During the years ended December 31, 2016 and 2015, interest expense on these borrowings aggregated $30 and $0, respectively. As of December 31, 2016 and 2015, the balance due was $3,080 and $0, respectively, including accrued interest.

Since inception, Mr. Hopkins advanced money to fund the Company’s operations. In 2013, he converted certain advances and accrued salary into a secured demand promissory note. These borrowings bear interest at 3% per annum with no maturity date. The balance of this loan at December 31, 2016 and 2015, was $30,903 and $30,000, respectively, and is subordinated to the future advance promissory note issued to Mr. Pande.

Mr. Hopkins also has made loans to the Company through direct charges on his credit card to pay for working capital purposes. The balance of this loan at December 31, 2016 and 2015 was $31,205 and $1,009, respectively. The founder is not charging the Company interest on these amounts.

The Company’s board of directors approved a salary to the Mr. Hopkins, the Company’s President, in the amount of $52,000 per annum plus a car allowance of $600 per month. As of December 31, 2016 and 2015, the amount unpaid and accrued amount aggregated $169,000 and $130,000, respectively. The President waived his car allowance from August 2013 until July 2015 and is owed $600 in accrued car allowance as of December 31, 2016.

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

Audit Fees

Aggregate audit fees billed by Paritz for the years ended December 31, 2016 and 2015 were $11,500 and $9,750, respectively.

Audit-Related Fees

There were no audit-related fees billed by Paritz for the years ended December 31, 2016 and 2015.

Tax Fees

There were no tax fees billed by Paritz for the years ended December 31, 2016 and 2015.

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

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2016 and 2015

Statements of Operations for the Years Ended December 31, 2016 and 2015

Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Statements of Stockholders’ Deficiency for the Years Ended December 31, 2016 and 2015

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

HEALTH-RIGHT DISCOVERIES, INC.

Dated: April 5, 2017	By:	/s/ David Hopkins
David Hopkins, President
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title(s)	Date

By:	/s/ David Hopkins	President and Director	April 5, 2017
	David Hopkins	(Principal Executive, Financial and Accounting Officer)

By:	/s/ James Pande	Director	April 5, 2017
James Pande

Paritz & Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Health-Right Discoveries, Inc.

We have audited the accompanying balance sheets of Health-Right Discoveries, Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health-Right Discoveries, Inc.as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 3 the Company has generated minimal revenue since inception, has sustained losses since inception, and has a stockholders’ deficiency of $369,550 at December 31, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans are also discussed in Note 3.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

April 5, 2017

HEALTH-RIGHT DISCOVERIES, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:

Cash	$18,373	$1,957
Inventories	-	2,269
Total Current Assets	18,373	4,226

TOTAL ASSETS	$18,373	$4,226

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Credit card payable	$-	$7,222
Loans payable - related parties	193,662	126,845
Accrued interest - related parties	-	1,813
Salaries payable - related party	169,000	130,000
Other Current Liability	25,261	3,546
Total Current Liabilities	387,923	269,426

STOCKHOLDERS' DEFICIENCY
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding December 31, 2016 and 2015	-	-
Common Stock, .001 par value, 100,000,000 shares authorized 17,533,332 and 17,133,332 shares issued and outstanding December 31, 2016 and 2015, respectively	17,533	17,133
Additional Paid in Capital	589,717	550,117
Accumulated Deficiency	(976,800)	(832,450)
TOTAL STOCKHOLDERS' DEFICIENCY	(369,550)	(265,200)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$18,373	$4,226

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015

Sales	$8,959	$22,875

Cost of Sales	3,251	6,396

Gross Profit	5,708	16,479

COSTS AND EXPENSES:
General and administrative	142,573	77,206
Interest expense - related parties	6,071	6,162
other	1,414	-
Total Cost and expenses	150,058	83,368

Loss before income tax provision	(144,350)	(66,889)

Income tax provision	-	-

NET LOSS	$(144,350)	$(66,889)

Loss per common share	(0.01)	(0.00)

Weighted average common shares outstanding	17,532,236	17,131,107

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(144,350)	$(66,889)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	40,000	1,000
Accrued salary to related party	39,000	52,000
Accrued interest to related parties	6,071
Settlement of notes payable	-	(11,950)
Changes in operating assets and liabilities
Inventories	2,269	(1,056)
Credit card payable	(7,222)	(1,473)
Accrued interest	(1,813)	(3,064)
Accrued expenses	21,715	46
NET CASH USED IN OPERATING ACTIVITIES	(44,330)	(31,386)

FINANCING ACTIVITIES:
Proceeds of loan from related parties	60,746	57,500
Repayment of related party loan	-	(24,766)
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,746	32,734

INCREASE (DECREASE) IN CASH	16,416	1,348

CASH - BEGINNING OF YEAR	1,957	609

CASH - END OF YEAR	$18,373	$1,957
	$-	-

Supplemental disclosures of cash flow information:

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
	------COMMON STOCK------		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – January 1, 2015	17,123,332	$17,123	$549,127	$(765,561)	$(199,311)

Common stock issued for services	10,000	10	990		1,000

Net Loss				(66,889)	(66,889)

BALANCE – December 31, 2015	17,133,332	$17,133	$550,117	$(832,450)	$(265,200)

Common stck issued in private placement	-	-	-		-

Common stock issued for services	400,000	400	39,600		40,000

Net loss				(144,350)	(144,350)

BALANCE – December 31, 2016	17,533,332	$17,533	$589,717	$(976,800)	$(369,550)

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

Notes to Financial Statements

NOTE 1 – Business

Health-Right Discoveries, Inc. (the “Company”) was formed under the laws of the State of Florida on October 12, 2011 under the name Four Plex Partners, Inc. The company changed its name to Health-Right Discoveries, Inc. on March 22, 2012. The Company is a natural biotech company that seeks to combine science and nutrition to develop branded ingredients, formulations and products that seek to provide a better quality of life for consumers who primarily suffer from stress-induced viruses and diseases. The Company developed a formulation platform by utilizing and scientifically combining various natural ingredients to help positively influence the interrelationship between stress and the immune system. The Company initially applied the formulation platform to Advanced H-Plex Defense Formula 11, its first product (“H-Plex Defense”), an all-natural dietary supplement whose formulation sought to address less than optimal nutrition and nutritional deficiencies to aid persons afflicted with Herpes Simplex Virus 1. Despite test marketing H-Plex Defense through the end of 2014 and positive customer feedback, HRD has been unable to raise sufficient capital to complete development of and commercialize H-Plex Defense.

Accordingly, during 2016, the Company shifted its focus to identifying and exploring various opportunities for growth and revenue generation through the acquisition of other products, technologies or companies in the natural biotech, healthcare, nutraceutical and related fields. However, the Company has not entered into any agreement with respect to any specific.

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

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified.  Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's statements of operations. During the year ended December 31, 2016 and 2015, the Company recorded a loss of $0 and $0, respectively due to management’s estimation of obsolete inventory.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception. The Company has sustained losses since inception, and has a stockholders’ deficiency of $369,550 at December 31, 2016. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2016, the Company shifted its focus to identifying and exploring various opportunities for growth and revenue generation through the acquisition of other products, technologies or companies in the natural biotech, healthcare, nutraceutical and related fields. However, the Company has not entered into any agreement with respect to any specific acquisition.

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

During the year ended December 31, 2016, the Company issued 400,000 shares of common stock for services rendered which were valued at $40,000. The Company valued these shares based on the per share price in which unaffiliated investors purchased shares of common stock in the private placement referred to above.

NOTE 5 – Related Parties

Since inception a founder and director (“director”) of the Company has advanced money to help fund the Company’s operations. During the years ended December 31, 2016 and 2015 the director advanced amounts aggregating $2,500 and $7,500, respectively. These borrowing bear interest at 3% per annum with no maturity date. During the years ended December 31, 2016 and 2015 interest expense on these borrowings aggregated $1,677 and $997, respectively. As of December 31, 2016 and 2015, the balance due was $31,312 and $29,567 including accrued interest.

The Company has a secured promissory note with a founder and director (“director”) of the Company. These borrowings bear interest at 3% per annum with no maturity date. During the years ended December 31, 2016 and 2015 interest expense on these borrowings aggregated $451 and $0, respectively. As of December 31, 2016 and 2015, the balance due was $15,451 and 15,000 including accrued interest.

Effective July 30, 2015 the Company entered into a secured future advance promissory note with the director referred to above for a total amount of $75,000. During the year ended December 31, 2015 the Company borrowed $50,000 in regards to this note. The note bears interest at 7.5% per annum and matured on July 31, 2016 and has been extended until July 31, 2017. Interest expense on this note aggregated $1,269 for the year ended December 31, 2015. The balance on this note at December 31, 2015 was $51,269 including accrued interest.

During the year ended December 31, 2016 the Company borrowed $25,000 in regards to this note. The note bears interest at 7.5% per annum and matured on July 31, 2016. Interest expense on this note aggregated $6,711 for the year ended December 31, 2016. The balance on this note at December 31, 2016 was $81,711 including accrued interest.

Since inception the Company’s President and Director (“President”) has advanced money to help fund the Company’s operations. During the years ended December 31, 2016 and 2015 the president advanced amounts aggregating $3,050 and $0, respectively. These borrowings bear interest at 3% per annum with no maturity date. During the years ended December 31, 2016 and 2015 interest expense on these borrowings aggregated $30 and $0, respectively. As of December 31, 2016 and 2015 the balance due was $3,080 and $0 including accrued interest

.

Since inception the Company’s President and Director (“President”) has advanced money to fund the Company’s operations. In 2013, the President converted certain advances and accrued salary into a secured demand promissory note. These borrowings bear interest at 3% per annum with no maturity date. The balance for the year ended December 31, 2016 and 2015 was $30,903 and $30,000, respectively, and is subordinated to the future advance promissory note issued to the director.

The Company’s President has made loans to the Company through direct charges on his credit card to pay for working capital purposes. The balance of this loan at December 31, 2016 and 2015 was $31,205 and $1,009 respectively. The founder is charging the Company 0% interest on the unpaid monthly balances

The Company’s board of directors approved a salary to the Company’s president in the amount of $52,000 per annum plus a car allowance of $600 per month. As of December 31, 2016 and 2015 the amount unpaid and accrued amount aggregated $169,000 and $130,000, respectively, Effective in August 2013, the president waived his car allowance which amount has not been accrued since that date. The president resumed his car allowance in July of 2015 and is owed $600 as of December 31, 2016.

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

NOTE 7 – Credit card payable

The Company utilizes a credit card for working capital purposes. The card has a credit limit of $9,000, $0 and $7,222 outstanding at December 31, 2016 and 2015, respectively and bears interest at 16.49%.

NOTE 8 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2016 and 2015 to the Company’s effective tax rate is as follows:

	Year Ended
	December 31, 2016	December 31, 2015

U.S. federal statutory rate	(34)%	(34)%
State income tax, net of federal benefit	(6)%	(6)%
Change in valuation allowance	(40)%	(40)%
Income Tax provision (benefit)	0%	0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2016 and 2015 are as follows:

	Year Ended
	December 31, 2016	December 31, 2015

Deferred Tax Assets
Net operating losses	$390,000	$333,000
Less: Valuation allowance	(390,000)	(333,000)
	$-	$-

As of December 31, 2016, the Company had approximately $976,800 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2031.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company files U.S. federal and state of Florida tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2013. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 9 – Subsequent events

Management has evaluated subsequent events through, the date which the financial statements were available to be issued.

