Form 10-Q
period 2017-03-31
Health-Right Discoveries, Inc.
filed 2017-05-11
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 11, 2017 was 17,533,332 shares.

HEALTH-RIGHT DISCOVERIES, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:

Cash	$278	$18,373
Inventories	-	-
Prepaid expenses
Total Current Assets	278	18,373

TOTAL ASSETS	$278	$18,373

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Loans payable - related parties	$200,357	$193,662
Salaries payable - related party	182,000	169,000
Other current liabililty	8,589	25,261
Total Current Liabilities	390,946	387,923

STOCKHOLDERS' DEFICIENCY
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding March 31, 2017 and 2016	-	-
Common Stock, .001 par value, 100,000,000 shares authorized 17,533,332 and 17,533,332 shares issued and outstanding March 31, 2017 and December 31, 2016, respectively	17,533	17,533
Additional Paid in Capital	589,717	589,717
Accumulated Deficit	(997,918)	(976,800)
TOTAL STOCKHOLDERS' DEFICIENCY	(390,668)	(369,550)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$278	$18,373

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Sales	$-	$4,076

Cost of Sales	-	1,320

Gross Profit	-	2,756

COSTS AND EXPENSES:
General and administrative	18,767	67,527
Interest expense - related parties	2,352	5,636

Total Cost and expenses	21,119	73,163

Loss before income tax provision	(21,119)	(70,407)

Income tax provision	-	-

NET LOSS	$(21,119)	$(70,407)

Loss per common share	(0.00)	(0.00)

Weighted average common shares outstanding	17,533,332	17,331,672

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(21,119)	$(70,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	40,000
Accrued salary to related party	13,000	-
Changes in operating assets and liabilities
Accounts Payable	(16,672)
Inventories	-	1,059
Credit card payable	-	(195)
Accrued interest	2,352	5,350
Accrued expenses	-	860
NET CASH USED IN OPERATING ACTIVITIES	(22,439)	(23,333)

FINANCING ACTIVITIES:
Proceeds of loan from related parties	4,344	25,000
Repayment of related party loan	-	(1,010)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,344	23,990

INCREASE (DECREASE) IN CASH	(18,095)	657

CASH - BEGINNING OF YEAR	18,373	1,957

CASH - END OF YEAR	$278	$2,614

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

Notes to Financial Statements

NOTE 1 – Business

Health-Right Discoveries, Inc. (“the Company”) was formed under the laws of the State of Florida on October 12, 2011 under the name Four Plex Partners, Inc. The company changed its name to Health-Right Discoveries, Inc. on March 22, 2012. The Company’s business is to develop and market an innovative portfolio of both prescription nutritional, OTC monograph and natural products that primarily focus on factors relating to stress-induced conditions and diseases.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception. The Company has sustained losses since inception, and has a stockholders’ deficiency of $390,668 at March 31, 2017. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

During the three months ended March 31, 2017 the Company did not issue any shares of common stock.

During the period ended March 31, 2016, the Company issued 400,000 shares of common stock for services rendered which were valued at $40,000. The Company valued these shares based on the per share price in which unaffiliated investors purchased shares of common stock in a private placement.

NOTE 5 – Related Party

Since inception, the Company has relied in large part on loans from James Pande and David Hopkins, its principal shareholders, to fund its operations.

Since inception, Mr. Pande advanced money to help fund the Company’s operations. During the three months ended March 31, 2017 there were no advances on this note. These borrowings bear interest at 3% per annum with no maturity date. The balance due as of March 31, 2017 and December 31, 2016 was $31,921 and $31,312, respectively, including accrued interest.

The Company has a secured promissory note with Jim Pande. These borrowings bear interest at 3% per annum with no maturity date. The balance due as of March 31, 2017 and December 31, 2016 was $15,563 and $15,451, respectively, including accrued interest.

Effective July 30, 2015 the Company entered into a secured future advance promissory note with Mr. Pande for a total amount of $75,000. During the three months ended March 31, 2017 the Company borrowed $0 in regards to this note. The note bears interest at 7.5% per annum and matures on July 31, 2017. The balance due as of March 31, 2017 and December 31, 2016 was $83,098 and $81,711, respectively, including accrued interest.

Since inception, Mr. Hopkins has also advanced money to help fund the Company’s operations. During the three months ended March 31, 2017, he advanced $1,000. These borrowings bear interest at 3% per annum with no maturity date. The balance due as of March 31, 2017 and December 31, 2016 was $4,105 and $3,080 respectively, including accrued interest.

Since inception, Mr. Hopkins advanced money to fund the Company’s operations. In 2013, he converted certain advances and accrued salary into a secured demand promissory note. These borrowings bear interest at 3% per annum with no maturity date. The balance due as of March 31, 2017 and December 31, 2016 was $31,125 and $30,903, respectively, and is subordinated to the future advance promissory note issued to Mr. Pande.

The Company’s President has made loans to the Company through direct charges on his credit card to pay for working capital purposes. The balance due as of March 31, 2017 and December 31, 2016 was $34,545 and $31,205, respectively, including accrued interest. The founder is charging the Company 0% interest on the unpaid monthly balances associated with this loan, which is the interest being charged on the card.

The Company’s board of directors approved a salary to the Company’s president in the amount of $52,000 per annum plus a car allowance of $600 per month. As of March 31, 2017 and December 31, 2016 the amount unpaid and accrued amount aggregated is $182,000 and $169,000, respectively. Effective in August 2013, the president waived his car allowance which amount has not been accrued since that date. The president resumed his car allowance in July of 2015 and is owed $2,400 as of March 31, 2017.

NOTE 6 – Credit card payable

The Company utilizes a credit card for working capital purposes. The card has a credit limit of $9,000, with a balance of $0 and $0 outstanding at March 31, 2017 and December 31, 2016, respectively.

NOTE 7 – Income Taxes

As of March 31, 2017, the Company had approximately $997,918 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2031.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Accordingly, during 2016 and to date in 2017, the Company shifted its focus to identifying and exploring various opportunities for growth and revenue generation through the acquisition of other products, technologies or companies in the natural biotech, healthcare, nutraceutical and related fields.

To date, the Company has generated limited revenues and has operated with limited capital. The Company will require significant capital to implement its refocused business plan.  There can be no assurance that the Company can raise the necessary funds, on favorable terms or otherwise.  Failure to obtain sufficient capital will substantially harm the Company’s prospects.

Recent Developments

On April 26, 2017, HRD entered into a letter of intent to acquire 100% of two related Arkansas entities engaged in providing in-office ancillary opportunities and third party billing to physicians and medical clinics, Common Compounds, Inc and EzPharmaRx, LLC (collectively, the “CCI/EzRx”) for up to $6,100,000 in cash and 1,751,850 “restricted” shares of our common stock. $3,600,000 in cash is to be paid and the shares of our common stock are to be issued at closing. The $2,500,000 balance of the cash portion of the purchase price is to be paid by the issuance of a promissory note (the “Note”) at closing. The Note will be non-interest bearing and will be payable in five equal annual installments of $500,000 on the first, second, third, fourth and fifth anniversaries of the of closing, which installments shall be reduced to $377,400 (with a corresponding reduction in the cash portion of the purchase price), if CCI/EzRx fails to meet certain financial targets for the years ending December 31, 2017 and 2018, to be agreed upon by the parties in the definitive transaction documentation. Each installment of principal under the Note may, at the option of the holder, be converted on its due date into shares of our common stock at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for our common stock on the principal market on which they are traded during the thirty (30) trading days prior to the applicable due date, provided that the conversion price shall not be lower than $2.00 per Share.

Consummation of the proposed acquisition is subject to negotiation and execution of definitive transaction documentation containing the foregoing terms, as well as other terms and conditions customary for agreements of that type and nature and HRD securing the necessary capital to close the acquisition. Accordingly, there can be no assurance that we will be able to successfully close the proposed acquisition.

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

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

We had no revenues for the three months ended March 31, 2017 as compared to $4,076 for the three months ended March 31, 2016, reflecting the effective cessation of trial-marketing of H-Plex Defense in the 2017 period. Reflecting the foregoing, cost of sales declined to $0 in the 2017 period from $1,320 in the 2016 period, which resulted in gross profit of $0 in the 2017 quarter, as compared to $2,756 in the 2016 quarter.

General and administrative costs were $18,767 for the three months ended March 31, 2017 as compared to $67,527 in the comparable period in 2016, reflecting limitations in 2017 of the Company’s capital resources related to the implementation of the its business plan. Interest expense to related parties was $2,352 in the 2017 period, as compared to $5,636 in the 2016 period, attributable primarily to shareholder loans.

Net losses for the three months ended March 31, 2017 and March 31, 2016, were $21,119 and $70,407, respectively.

Liquidity and Capital Resources

As of March 31, 2017, total assets were $278, as compared to $18,373 on December 31, 2016. Total current liabilities as of March 31, 2017 were $390,946, as compared to $387,923 as of December 31, 2016, reflecting the increase in principal balance of shareholder loans.

Net cash used in operating activities was $22,438 for the three months ended March 31, 2017, as compared to the $23,333 for the same period in 2016.

Net cash provided by financing activities in the 2017 period was $4,344, as compared to $23,990 in the 2016 period reflecting shareholder loans, offset, in the 2016 period by a $1,010 repayment of shareholder loans.

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

Management’s Report on Disclosure Controls and Procedures

Our President, as our sole executive officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH-RIGHT DISCOVERIES, INC.

Dated: May 11, 2017	By:	/s/ David Hopkins
David Hopkins, President
(Principal Executive, Financial and Accounting Officer)

