Form 10-Q
period 2017-06-30
Health-Right Discoveries, Inc.
filed 2017-08-02
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 1, 2017 was 17,533,332 shares.

HEALTH-RIGHT DISCOVERIES, INC.
BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:

Cash	$43	$18,373
Deposit for acquisition	25,000	—

Total Current Assets	25,043	18,373

TOTAL ASSETS	$25,043	$18,373

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Loans payable - related parties	$244,569	$193,662
Salaries payable - related party	196,000	169,000
Other current liabililty	11,188	25,261
Total Current Liabilities	451,757	387,923

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, $.001 par value, 5,000,000 shares authorized No shares issued and outstanding	—	—
Common Stock, .001 par value, 100,000,000 shares authorized 17,533,332 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	17,533	17,533
Additional Paid in Capital	589,717	589,717
Accumulated Deficit	(1,033,964)	(976,800)
TOTAL STOCKHOLDERS’ DEFICIENCY	(426,714)	(369,550)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$25,043	$18,373

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016

Sales	$—	$7,680	$—	$3,604

Cost of Sales	—	2,530	—	1,210

Gross Profit	—	5,150	—	2,394

COSTS AND EXPENSES:
General and administrative	52,123	100,797	33,356	33,270
Interest expense - related parties	5,041	11,352	2,689	5,716

Total Cost and expenses	57,164	112,149	36,045	38,986

Loss before income tax provision	(57,164)	(106,999)	(36,045)	(36,592)

Income tax provision	—	—

NET LOSS	$(57,164)	$(106,999)	$(36,045)	$(36,592)

Loss per common share	(0.00)	(0.01)	(0.00)	(0.00)

Weighted average common shares outstanding	17,533,332	17,333,332	17,533,332	17,533,332

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(57,164)	$(106,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	40,000
Accrued salary to related party	27,000	12,000
Changes in operating assets and liabilities
Inventories	—	1,936
Credit card payable	—	934
Accrued interest	—	10,700
Other current liabilities	(14,073)	13,561
NET CASH USED IN OPERATING ACTIVITIES	(44,237)	(27,868)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(25,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(25,000)	—

FINANCING ACTIVITIES:
Proceeds of loan from related parties	50,907	27,500
Repayment of related party loan	—	(1,010)
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,907	26,490

INCREASE (DECREASE) IN CASH	(18,330)	(1,378)

CASH - BEGINNING OF PERIOD	18,373	1,957

CASH - END OF PERIOD	$43	$579

	$—

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

Notes to Financial Statements

(Unaudited)

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

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified.  Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception. The Company has sustained losses since inception, and has a stockholders’ deficiency of $426,714 at June 30, 2017. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

During the six months ended June 30, 2017 the Company did not issue any shares of common stock.

During the six months ended June 30, 2017 the Company issued 150,000 stock options from its 2015 Stock Option Incentive Plan for legal services rendered.

NOTE 5 – Related Party

Since inception, the Company has relied in large part on loans from James Pande and David Hopkins, its principal shareholders, to fund its operations.

Since inception, Mr. Pande advanced money to help fund the Company’s operations. During the three months ended June 30, 2017, there was an advance for $25,000 on this note. These borrowings bear interest at 3% per annum with no maturity date. The balance due as of June 30, 2017 and December 31, 2016 was $57,148 and $31,312, respectively, including accrued interest.

The Company has a secured promissory note with Jim Pande. These borrowings bear interest at 3% per annum with no maturity date. The balance due as of June 30, 2017 and December 31, 2016 was $15,674 and $14,451, respectively, including accrued interest.

Effective July 30, 2015 the Company entered into a secured future advance promissory note with Mr. Pande for a total amount of $75,000. During the three months ended June 30, 2017 the Company borrowed $0 in regards to this note. The note bears interest at 7.5% per annum and matures on July 31, 2017. The balance due as of June 30, 2017 and December 31, 2016 was $84,500 and $81,711, respectively, including accrued interest.

Since inception, Mr. Hopkins has also advanced money to help fund the Company’s operations. During the three months ended June 30, 2017, he advanced $1,400. These borrowings bear interest at 3% per annum with no maturity date. The balance due as of June 30, 2017 and December 31, 2016 was $6,042 and $3,080 respectively, including accrued interest.

Since inception, Mr. Hopkins advanced money to fund the Company’s operations. In 2013, he converted certain advances and accrued salary into a secured demand promissory note. These borrowings bear interest at 3% per annum with no maturity date. The balance due as of June 30, 2017 and December 31, 2016 was $31,349 and $30,903, respectively, and is subordinated to the future advance promissory note issued to Mr. Pande.

The Company’s President has made loans to the Company through direct charges on his credit card to pay for working capital purposes. The balance due as of June 30, 2017 and December 31, 2016 was $50,541 and $31,205, respectively, including accrued interest. The founder is charging the Company 2.9% interest on the unpaid monthly balances associated with this loan, which is the interest being charged on the card.

The Company’s board of directors approved a salary to the Company’s president in the amount of $52,000 per annum plus a car allowance of $600 per month. As of June 30, 2017 and December 31, 2016 the amount unpaid and accrued amount aggregated is $196,000 and $169,000, respectively. Effective in August 2013, the president waived his car allowance which amount has not been accrued since that date. The president resumed his car allowance in July of 2015 and is owed $4,200 as of June 30, 2017.

NOTE 6 – Credit card payable

The Company utilizes a credit card for working capital purposes. The card has a credit limit of $9,000, with a balance of $0 and $0 outstanding at June 30, 2017 and December 31, 2016 respectively.

NOTE 7 – Income Taxes

As of June 30, 2017 the Company had approximately $1,033,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2031.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Accordingly, during 2016 and to date in 2017, the Company shifted its focus to identifying and exploring various opportunities for growth and revenue generation through the acquisition of other products, technologies or companies in the natural biotech, healthcare, nutraceutical and related fields. However, the Company has not entered into a definitive agreement with respect to any specific acquisition.

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

We had no revenues for the three months ended June 30, 2017, as compared to $3,604 for the three months ended June 30, 2016, reflecting the effective cessation of trial-marketing of H-Plex Defense in the 2017 period. Reflecting the foregoing, cost of sales declined to $0 in the 2017 period from $1,210 in the 2016 period, which resulted in gross profit of $0 in the 2017 quarter, as compared to $2,394 in the 2016 quarter.

General and administrative costs were $33,356 for the three months ended June 30, 2017, as compared to $32,270 in the comparable period in 2016, attributable to the Company’s efforts to refocus its business. Interest expense to related parties was $2,689 in the 2017 period, as compared to $5,716 in the 2016 period, reflecting a decrease in the balance of shareholder loans outstanding during the 2017 period.

Net losses for the three months ended June 30, 2017 and June 30, 2016, were $36,045 and $36,592, respectively.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

We had no revenues for the six months ended June 30, 2017 as compared to $7,680 for the six months ended June 30, 2016, reflecting the effective cessation of trial-marketing of H-Plex Defense in the 2017 period. Reflecting the foregoing, cost of sales declined to $0 in the 2017 period from $2,530 in the 2016 period, which resulted in gross profit of $0 in the 2017 period, as compared to $5,150 in the 2016 period.

General and administrative costs were $52,123 for the six months ended June 30, 2017, as compared to $100,797 in the comparable period in 2016, reflecting limitations in 2017 of the Company’s capital resources related to the implementation of the its business plan. Interest expense to related parties was $5,041 in the 2017 period, as compared to $11,352 in the 2016 period, reflecting a decrease in the balance of shareholder loans outstanding during the 2017 period.

Net losses for the six months ended June 30, 2017 and June 30, 2016, were $57,164 and $106,999, respectively.

Liquidity and Capital Resources

As of June 30, 2017, total assets were $25,043, as compared to $18,373 on December 31, 2016. Total current liabilities as of June 30, 2017, were $451,757, as compared to $387,923 as of December 31, 2016.

Net cash used in operating activities was $44,237 for the six months ended June 30, 2017, as compared to the $27,868 for the same period in 2016.

Net cash provided by financing activities in the 2017 period was $50,907, as compared to $26,490 in the 2016 period reflecting shareholder loans, offset, in the 2016 period by a $1,010 repayment of shareholder loans.

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

Management’s Report on Disclosure Controls and Procedures

Our President, as our sole executive officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

HEALTH-RIGHT DISCOVERIES, INC.

Dated: August 2, 2017	By:	/s/ David Hopkins
David Hopkins, President
(Principal Executive, Financial and Accounting Officer)