Form 10-Q
period 2017-09-30
Health-Right Discoveries, Inc.
filed 2017-11-14
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 13, 2017 was 22,869,191 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2017	December 31, 2016

ASSETS

Current Assets:
Cash	$766,917	$18,373
Accounts receivable, net	643,199
Inventory	104,223
Total Current Assets	1,514,339	18,373

Other Assets:
Property and Equipment, net	11,167	—
Intangible assets, net	5,961,934	—
Total Other Assets	5,973,101	—

TOTAL ASSETS	$7,487,440	$18,373

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$1,333,661	$—
Loans payable - related parties	—	193,662
Note payable - current portion	265,196	—
Salaries payable - related party	207,000	169,000
Other current liability	—	25,261
Total Current Liabilities	1,805,857	387,923

Long-term Liabilities:
Notes payable, net of discounts of $493,345	5,977,900	—
Total Liabilities	7,783,757	387,923

Stockholders’ Deficiency:
Preferred Stock, $.001 par value, 5,000,000 shares authorized
No shares issued and outstanding	—	—
Common Stock, 001 par value, 100,000,000 shares authorized
22,869,191 and 17,533,332 shares issued and outstanding at
September 30, 2017 and December 31, 2016, respectively	22,869	17,533
Additional Paid in Capital	1,117,967	589,717
Accumulated Deficit	(1,437,153)	(976,800)
Total Stockholders’ Deficiency	(296,317)	(369,550)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,487,440	$18,373

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

Sales	$—	$8,959	$—	$1,279

Cost of Sales	—	3,054	—	524

Gross Profit	—	5,905	—	755

COSTS AND EXPENSES:
Acquisition costs	370,000	—	370,000	—
General and administrative	78,874	120,771	26,750	19,974
Interest expense - related parties	7,938	18,680	2,897	7,328
Interest expense	3,541	—	3,541	—
Total Cost and expenses	460,353	139,451	403,188	27,302

Loss before income tax provision	(460,353)	(133,546)	(403,188)	(26,547)

Income tax provision	—	—	—	—

NET LOSS	$(460,353)	$(133,546)	$(403,188)	$(26,547)

Loss per common share	(0.03)	(0.01)	(0.02)	(0.00)

Weighted average common shares outstanding	17,572,138	17,408,332	17,649,329	17,533,332

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended September 30,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(460,353)	$(133,546)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	—	40,000
Accrued salary to related party	38,000	26,000
Changes in operating assets and liabilities
Inventories	—	2,192
Credit card payable	—	496
Accrued interest	3,541	17,703
Other current liabilities	14,576	17,252
NET CASH USED IN OPERATING ACTIVITIES	(404,236)	(29,903)

INVESTING ACTIVITIES:
Cash paid for Acquisition, net of cash acquired	(3,518,641)	—
NET CASH USED IN INVESTING ACTIVITIES	(3,518,641)	—

FINANCING ACTIVITIES:
Proceeds of loan from related parties	—	29,500
Repayment of related party loan	(193,662)	(1,010)
Proceeds from note payable, net of loan costs	4,865,083	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,671,421	28,490

INCREASE (DECREASE) IN CASH	748,544	(1,413)

CASH - BEGINNING OF PERIOD	18,373	1,957

CASH - END OF PERIOD	$766,917	$544

Noncash investing and financing activities:
Debt incurred for acquisition, net of imputed interest	$1,736,442	$—

The accompanying notes are an integral part of these financial statements

HEALTH-RIGHT DISCOVERIES, INC.

 Notes to CONSOLIDATED Financial Statements

 (Unaudited)

NOTE 1 – Business

Health-Right Discoveries, Inc. (the “Company”) was formed under the laws of the State of Florida on October 12, 2011 under the name Four Plex Partners, Inc. The Company changed its name to Health-Right Discoveries, Inc. on March 22, 2012. The Company was founded as a natural biotech company that seeks to combine science and nutrition to develop branded ingredients, formulations and products that seek to provide a better quality of life for consumers who primarily suffer from stress-induced viruses and diseases.

The Company developed a formulation platform and applied it to an initial product, Advanced H-Plex Defense Formula 11, its first product (“H-Plex Defense”), an all-natural dietary supplement whose formulation sought to address less than optimal nutrition and nutritional deficiencies to aid persons afflicted with Herpes Simplex Virus 1. Despite test marketing H-Plex Defense through the end of 2014 and positive customer feedback, the Company was unable to raise sufficient capital to complete development of and commercialize H-Plex Defense.

Accordingly, during 2016 and to date in 2017, the Company shifted its focus to identifying and exploring various opportunities for growth and revenue generation through the acquisition of other products, technologies or companies in the natural biotech, healthcare, nutraceutical and related fields.

On September 29, 2017, pursuant to a Securities Purchase Agreement entered into effective August 17, 2017, the Company acquired all the outstanding shares of Common Compounds, Inc. (“CCI”) and all of the outstanding limited liability company interests EzPharmaRx, LLC (“EZRX”) from the individual owner of such entities. The combined business conducted by CCI and EZRX offers physicians and medical clinics an ancillary program to treat their patients with topical prescription medicine to manage pain. The program is designed for patients with work related injuries managed under worker compensation claims. The program both delivers the topical medicine to the care provider for sale to the patient, as well as providing the care provider with insurance claim processing services on behalf of the patient. Neither CCI nor EZRX is a compounding pharmacy and neither entity is involved in creating topicals with compounding pharmacies.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2016.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates are comparable to rates of returns for instruments of similar credit risk.

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

Accounting for Business Combinations

In accordance with ASC Topic 805, “Business Combinations,” when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date. These items are recorded on our balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of acquired businesses are included in the statements of operations since their respective acquisition dates.

The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets, estimated contingent consideration payments and/or pre-acquisition contingencies, all of which ultimately affect the fair value of intangibles established as of the acquisition date. Intangibles acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date and is then subsequently tested for impairment at least annually.

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired entities and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:

●	the estimated fair value of the acquisition-related contingent consideration, which is performed using a probability-weighted income approach based upon the forecasted achievement of post-acquisition pre-determined targets;

●	the future expected cash flows from sales of products and services and related contracts and agreements; and

●	discount and long-term growth rates.

Unanticipated events and circumstances may occur which could affect the accuracy or validity of our assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes resulting from events that occur after the acquisition date, such as changes in our estimated fair value of the targets that are expected to be achieved, will be recognized in earnings in the period of the change in estimated fair value.

Intangible assets

Intangible assets are significant components of our balance sheets. Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur. Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

In accordance with ASC 350, we will review the carrying value of intangible assets of each of our reporting units on an annual basis, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on either a qualitative assessment or a two-step impairment test.

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

NOTE 3 – Acquisition

On September 29, 2017, pursuant to a Securities Purchase Agreement entered into effective August 17, 2017, the Company acquired all the outstanding shares of Common Compounds, Inc. (“CCI”) and all of the outstanding limited liability company interests EzPharmaRx, LLC (“EZRX”) from the individual owner of such entities for $6.1 million plus 1,751,580 shares of its common stock.

The $6.1 million purchase price consists of $3.6 million cash and a $2.5 million five-year non-interest-bearing note, payable at $500,000 per year (subject to downward adjustment if certain financial targets are not met). Interest on the non-interest-bearing note has been imputed using 12.75% interest rate (see Note 5).

The Company shifted its business focus to identifying and exploring various opportunities for growth and revenue generation through the acquisition of other products, technologies or companies in the natural biotech, healthcare, nutraceutical and related fields.

The total consideration of the net assets purchased is as follows:

Cash	$3,600,000
1,751,580 shares of common stock issued	175,158
Note payable	2,500,000
Imputed interest	(763,558)

Total Purchase Price	$5,511,600

The following table presents the preliminary allocation of the total purchase cost of the shares purchased, based on their estimated fair values as of the acquisition date:

Cash	$81,359
Current assets	747,422
Other non-current assets	11,167
Intangible assets	5,961,934
Current liabilities	(1,290,282)

Net assets acquired	$5,511,600

Acquisition costs of $370,000 were incurred and expensed.

NOTE 4 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception. The Company has sustained losses since inception, and has an accumulated deficit of $1,437,153 at September 30, 2017. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. HRD will continue to seek profitable acquisition targets within the healthcare space with companies ranging in $5-10M in revenues and $1-5M in EBITDA. The Company is currently working through its integration plan with both acquisitions and will continue to seek acquisition candidates.

NOTE 5 – Notes payable

In connection with financing a portion of the cash purchase for CCI and EZRX, the Company issued a secured convertible promissory note to a lender for $5.0 million. Interest is payable monthly, at 12.75% per annum and the note matures on September 29, 2020. The note can be converted at any time in whole or in part at $0.44 per share. In addition, the lender received 3,584,279 shares of common stock valued at $0.10 per share along with a 2% original issue discount. The total amount of the discount is $493,345. The Company had incurred $34,917 in loan costs. Both the discount and loan costs are presented as a reduction of the note payable.

The Company, as part of consideration for the purchase of CCI and EZ, issued a $2.5 million promissory note to the seller. The note is non-interest bearing with five annual payments of $500,000 (subject to adjustment to $377,400 if the business of CCI and EZ does not meet certain financial targets in 2017 and 2018) and matures on September 30, 2022. Interest has been imputed at 12.75% per annum. Upon each annual payment date (each, a “Due Date”), the holder may elect to convert the annual installment of the principal amount due into shares of common stock at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per share, the installment payable upon such Due Date may not be converted into shares without written agreement between the Company and the seller.

NOTE 6 – Stockholders’ Equity

The Company has authorized 100,000,000 shares of common stock $.001 par value and 5,000,000 shares of preferred stock $.001 par value.

On September 29, 2017, the Company issued 1,751,580 shares of common stock to the seller as part of for the purchase of CCI and EZRX (see Note 3). Also, on September 29, 2017, the Company issued 3,584,279 shares of its common stock to the lender as part of its $5.0 million note financing (see Note 5).

On May 1, 2017, the Company issued 150,000 stock options from its 2015 Stock Option Incentive Plan for legal services rendered. These options are exercisable at $0.35 per share.

NOTE 7 – Related Party

Since inception, the Company has relied in large part on loans from James Pande and David Hopkins, its principal shareholders, to fund its operations.

Mr. Pande and Mr. Hopkins advanced money to help fund the Company’s operations. Interest rates ranged from 2.9% - 7.5%, per annum. The balance due as of September 30, 2017 and December 31, 2016 was $0 and $193,662, respectively, including accrued interest.

The Company’s board of directors approved a salary to the Company’s president in the amount of $52,000 per annum plus a car allowance of $600 per month. As of September 30, 2017, and December 31, 2016, the amounts unpaid and accrued amount aggregated were $207,000 and $169,000, respectively.

NOTE 8 – Income Taxes

As of September 30, 2017, the Company had approximately $1,437,153 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2031.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 9 – Subsequent events

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

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

Background

Health-Right was founded as a natural biotech company that seeks to combine science and nutrition to develop branded ingredients, formulations and products that seek to provide a better quality of life for consumers who primarily suffer from stress-induced viruses and diseases. The Company developed a formulation platform by utilizing and scientifically combining various natural ingredients to help positively influence the interrelationship between stress and the immune system. The Company initially applied the formulation platform to Advanced H-Plex Defense Formula 11, its first product (“H-Plex Defense”), an all-natural dietary supplement whose formulation sought to address less than optimal nutrition and nutritional deficiencies to aid persons afflicted with Herpes Simplex Virus 1. Despite having conducted test marketing of H-Plex Defense through the end of 2014 and positive customer feedback therefrom, HRD was unable to raise sufficient capital to complete development of and commercialize H-Plex Defense.

Accordingly, during 2016 and to date in 2017, the Company shifted its focus to identifying and exploring various opportunities for growth and revenue generation through the acquisition of other products, technologies or companies in the natural biotech, healthcare, nutraceutical and related fields.

On September 29, 2017, pursuant to a Securities Purchase Agreement entered into effective August 17, 2017, the Company acquired all the outstanding shares of Common Compounds, Inc. (“CCI”) and all of the outstanding limited liability company interests EzPharmaRx, LLC (“EZRX”) from the individual owner of such entities (the “Acquisition”). The combined business conducted by CCI and EZRX offers physicians and medical clinics an ancillary program to treat their patients with topical prescription medicine to manage pain. The program is designed for patients with work related injuries managed under worker compensation claims. The program both delivers the topical medicine to the care provider for sale to the patient, as well as providing the care provider with insurance claim processing services on behalf of the patient. Neither CCI nor EZRX is a compounding pharmacy and neither entity is involved in creating topicals with compounding pharmacies.

The purchase price for the Acquisition (the “Purchase Price”) consisted of (a) $6,100,000 in cash (the “Cash Purchase Price”); and (b) 1,751,580 “restricted” shares of HRD’s common stock (the “Acquisition Shares”). The Purchase Price was paid at Closing by (a) payment by the Company to the seller of $3,600,000 of the Cash Purchase Price; (b) issuance by the Company to the seller of the Acquisition Shares; and (c) execution and delivery to the seller of a convertible promissory note for the $2,500,000 balance of the Cash Purchase Price (the “CCI Note”).

The CCI Note, which does not bear interest, is payable in five equal annual installments of $500,000 on the first, second, third, fourth and fifth anniversaries of the of Closing (each a “Due Date”), which installments will be reduced to $377,400 each (with a corresponding reduction in the Cash Purchase Price), if the business fails to meet certain agreed upon financial targets for the years ending December 31, 2017 and 2018. Upon each Due Date, the seller, at his sole option, may elect to convert the annual installment then due under the Note, into shares of Health-Right’s common stock (the “HRD Shares”) at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the HRD Shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per HRD Share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per HRD Share, the installment payable upon such Due Date may not be converted into HRD Shares without written agreement between the Company and the seller.

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

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

We had no revenues for the three months ended September 30, 2017, as compared to $1,279 for the three months ended September 30, 2016, reflecting the effective cessation of trial-marketing of H-Plex Defense in the 2017 period. Reflecting the foregoing, cost of sales declined to $0 in the 2017 quarter from $524 in the 2016 quarter, which resulted in gross profit of $0 in the 2017 quarter, as compared to $755 in the 2016 quarter. As the Acquisition was completed on September 29, 2017, it had no material impact on the Company’s revenues during the 2017 quarter.

The Company incurred acquisition costs of $370,000 in the three months ended September 30, 2017, reflecting completion of the Acquisition on September 29, 2017, as compared to $0 in the 2016 quarter. General and administrative costs increased to $26,750 for the three months ended September 30, 2017, from $19,974, attributable to increased costs in preparation for consummation of the Acquisition. Interest expense to related parties was $2,897 in the 2017 quarter, as compared to $7,328 in the 2016 period, reflecting a decrease in the balance of shareholder loans outstanding during the 2017 period. Interest expense was $3,541 in the 2017 quarter, as compared to $0 in the 2016 quarter, reflecting the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. As a result of the issuance of such notes, it is anticipated that interest expense will increase in future periods.

Net losses for the three months ended September 30, 2017 and September 30, 2016, were $403,188 and $26,547, respectively. The increase in net losses from the 2016 to the 2017 quarter was primarily attributable to the acquisition costs incurred in connection with the September 29, 2017 consummation of the Acquisition.

Nine months ended September 30, 2017 compared to Nine months ended September 30, 2016

We had no revenues for the nine months ended September 30, 2017 as compared to $8,959 for the nine months ended September 30, 2016, reflecting the effective cessation of trial-marketing of H-Plex Defense in the 2017 period. Reflecting the foregoing, cost of sales declined to $0 in the 2017 period from $3,054 in the 2016 period, which resulted in gross profit of $0 in the 2017 period, as compared to $5,905 in the 2016 period. As the Acquisition was completed on September 29, 2017, it had no material impact on the Company’s revenues during the 2017 period.

The Company incurred acquisition costs of $370,000 in the nine months ended September 30, 2017, reflecting completion of the Acquisition on September 29, 2017, as compared to $0 in the 2016 period. General and administrative costs decreased to $78,874 for nine months ended September 30, 2017, from $120,771 for the comparable period in 2016, reflecting limitations in 2017 of the Company’s capital resources related to the implementation of the its business plan. Interest expense to related parties was $7,938 in the 2017 period, as compared to $18,680 in the 2016 period, reflecting a decrease in the balance of shareholder loans outstanding during the 2017 period. Interest expense was $3,541 in the 2017 period, as compared to $0 in the 2016 period, reflecting the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. As a result of the issuance of such notes, it is anticipated that interest expense will increase in future periods.

Net losses for the nine months ended September 30, 2017 and September 30, 2016, were $460,353 and $133,546, respectively. The increase in net losses from the 2016 to the 2017 quarter was primarily attributable to the acquisition costs incurred in connection with the September 29, 2017 consummation of the Acquisition.

Liquidity and Capital Resources

As of September 30, 2017, total assets were $7,487,440, as compared to $18,373 on December 31, 2016, with the significant increase resulting from consummation of the Acquisition on September 29, 2017. Total current liabilities as of September 30, 2017, were $1,805,857, as compared to $387,923 as of December 31, 2016 and as of September 30, 2017, the Company had long-term liabilities of $5,977,900. The increase in the foregoing was in large part due to the issuance of notes to the seller and the lender on September 29, 2017.

Net cash used in operating activities increased to $404,236 for the nine months ended September 30, 2017, from $29,903 for the same period in 2016, resulting from the preparation for and closing of the Acquisition.

Net cash used in investing activities was $3,518,641 for the nine months ended September 30, 2017, as compared to $0 for the 2016 period, reflecting payment of the portion of the cash purchase price for the Acquisition which was paid at closing on September 30, 2017 and related acquisition costs.

Net cash provided by financing activities in the 2017 period was $4,671,421, reflecting receipt of the proceeds of the financing described below, offset by repayment of $193,662 of shareholder loans. During the 2016 period, net cash provided by financing activities was $28,490, reflecting additional shareholder loans of $29,500, offset by repayment of $1,010 in shareholder loans.

Prior to completion of the Acquisition, our primary sources of capital to develop and implement our business plan was been from private placements of our securities and shareholder loans.

In order to finance the Acquisition, we entered into a securities purchase agreement with GPB Debt Holdings II, LLC (“GPB”) on September 30, 2017 (the “GPB Purchase Agreement”). Pursuant to the GPB Purchase Agreement, we sold and issued to GPB a $5,000,000 principal amount senior secured convertible note (the “GPB Note”), for an aggregate purchase price of $4,900,000 (a 2.0% original issue discount). In addition, Health-Right issued to GPB 3,584,279 HRD Shares (the “GPB Shares”).

The GPB Note, which matures on the third anniversary of issuance (the “Maturity Date”), provides for monthly payments of interest only, which accrues at the rate of 12.75% per annum. In addition, the GPB Note also provides for an annual payment of paid in kind interest at the rate of 3.0% per annum.

The GPB Note (including accrued and unpaid interest) may be prepaid, in whole or in part, so long as a minimum of $500,000 is prepaid each time a repayment is made, at any time prior to the Maturity Date, upon thirty (30) days’ prior written notice; provided, however, that during such notice period, GPB may exercise its conversion rights described below with respect to the portion of the GPB Note to be repaid. Upon a prepayment, in whole or in part, the Company shall pay GPB an additional success fee equal to (a) 2% of any such payment if such payment is paid prior to the first anniversary of issuance; (b) 4% of any such payment if such amount is paid on or after the first anniversary of issuance; and (c) 6% of any such payment if such amount is paid on or after the second anniversary of issuance, but prior to the Maturity Date.

The GPB Note is convertible at any time, in whole or in part, at GPB’s option, into HRD Shares at a conversion price of $0.44 per GPB Share, with customary adjustments for stock splits, stock dividends and other recapitalization events and anti-dilution provisions set forth in the GPB Note, including adjustments in the event the Company sells HRD Shares or HRD Share equivalents at an effective purchase price lower than the conversion price then in effect.

The GPB Note (a) provides for customary affirmative and negative covenants, including restrictions on Health-Right incurring subsequent debt, and (b) contains customary event of default provisions with a default interest rate of the lesser of 17.75% for the cash interest and 8.0% for the paid in-kind interest or the maximum rate permitted by law. Upon the occurrence of an event of default, GPB may require the Company to redeem the GPB Note at 120% of the then outstanding principal balance. The GPB Note is secured by a lien on all of the assets of the Company, including its intellectual property, pursuant to a security agreement entered into between the Company and GPB (the “Security Agreement”).

The Company also agreed to register the GPB Shares and the HRD Shares issuable upon conversion of the GPB Note for resale under the Securities Act of 1933, as amended, within one hundred eighty (180) days of closing of the Acquisition. If HRD does not effect such registration within that period of time, it will be required to pay GPB certain late payments specified in the GPB Purchase Agreement.

The Company used a placement agent in connection with the transaction with GPB. For its services, the placement agent received a cash placement fee equal to 6% of the aggregate gross proceeds from the transaction and reimbursement of certain out-of-pocket expenses.

The proceeds from the issuance and sale of our securities to GPB were used to fund the portion of the Cash Purchase Price for the Acquisition paid at closing of the Acquisition, for payment of expenses related to the Acquisition and the transaction with GPB and for general working capital and other corporate purposes.

There can be no assurance that, notwithstanding completion of the Acquisition, the Company will not require additional financing to achieve profitability. Our independent auditors report for the year ended December 31, 2016 includes an explanatory paragraph strategy that our lack of revenues and working capital raise substantial doubt about our ability to continue a growing concern. While we believe additional financing will be available to us, if required, there can be no assurance that equity or debt financing will be available on commercially reasonable terms or otherwise, when, as and if needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

Item 3.	Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our President, as our sole executive officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 1A.	Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH-RIGHT DISCOVERIES, INC.

Dated: November 14, 2017	By:	/s/ David Hopkins
David Hopkins, President
(Principal Executive, Financial and Accounting Officer)

