Form 10-K
period 2017-12-31
Health-Right Discoveries, Inc.
filed 2018-04-17
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of April 16, 2017 was 22,869,191 shares.

HEALTH-RIGHT DISCOVERIES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

Unless the context otherwise requires, references in this report to “HRD,” “Health-Right,” “the Company,” “we,” “our” and “us” refers to Health-Right Discoveries, Inc. and its subsidiaries.

PART I

Item 1 Business.

Historical Overview

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

On September 29, 2017, pursuant to a Securities Purchase Agreement dated August 17, 2017, the Company acquired all the outstanding shares of Common Compounds, Inc.(“CCI”) and all of the outstanding limited liability company interests of EzPharmaRx, LLC (“EZRX”). The combined business conducted by CCI and EZRX offers physicians and medical clinics an ancillary program to treat their patients with topical prescription medicine to manage pain. The program is designed for patients with work related injuries managed under worker compensation claims. The program both delivers the topical medicine to the care provider for sale to the patient, as well as providing the care provider with insurance claim processing services on behalf of the patient. Neither CCI nor EZRX is a compounding pharmacy and neither entity is involved in creating topicals with compounding pharmacies.

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

The CCI Note, which does not bear interest, is payable in five equal annual installments of $500,000 on the first, second, third, fourth and fifth anniversaries of the Closing (each a “Due Date”), which installments will be reduced to $377,400 each (with a corresponding reduction in the Cash Purchase Price), if the business fails to meet certain agreed upon financial targets for the years ending December 31, 2017 and 2018. Upon each Due Date, the seller, at his sole option, may elect to convert the annual installment then due under the Note, into shares of Health-Right’s common stock (the “HRD Shares”) at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the HRD Shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per HRD Share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per HRD Share, the installment payable upon such Due Date may not be converted into HRD Shares without written agreement between the Company and the seller.

In order to finance the Acquisition, we also entered into a securities purchase agreement with GPB Debt Holdings II, LLC (“GPB”) at Closing (the “GPB Purchase Agreement”). Pursuant to the GPB Purchase Agreement, we sold and issued to GPB a $5,000,000 principal amount senior secured convertible note (the “GPB Note”), for an aggregate purchase price of $4,900,000 (a 2.0% original issue discount). In addition, Health-Right issued to GPB 3,584,279 HRD Shares (the “GPB Shares”).

The GPB Note, which matures on the third anniversary of Closing (the “Maturity Date”), provides for monthly payments of interest only, which accrues at the rate of 12.75% per annum. In addition, the GPB Note also provides for an annual payment of paid in kind interest at the rate of 3.0% per annum.

The GPB Note (including accrued and unpaid interest) may be prepaid, in whole or in part, so long as a minimum of $500,000 is prepaid each time a repayment is made, at any time prior to the Maturity Date, upon thirty (30) days’ prior written notice; provided, however, that during such notice period, GPB may exercise its conversion rights described below with respect to the portion of the GPB Note to be repaid. Upon a prepayment, in whole or in part, the Company shall pay GPB an additional success fee equal to (a) 2% of any such payment if such payment is paid prior to the first anniversary of Closing; (b) 4% of any such payment if such amount is paid on or after the first anniversary of Closing; and (c) 6% of any such payment if such amount is paid on or after the second anniversary of Closing, but prior to the Maturity Date.

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

The GPB Note (a) provides for customary affirmative and negative covenants, including restrictions on Health-Right incurring subsequent debt, and (b) contains customary event of default provisions with a default interest rate of the lesser of 17.75% for the cash interest and 8.0% for the paid in kind interest or the maximum rate permitted by law. Upon the occurrence of an event of default, GPB may require the Company to redeem the GPB Note at 120% of the then outstanding principal balance. The GPB Note is secured by a lien on all of the assets of the Company, including its intellectual property, pursuant to a security agreement entered into between the Company and GPB at Closing (the “Security Agreement”).

The Company also agreed to register the GPB Shares and the HRD Shares issuable upon conversion of the GPB Note for resale under the Securities Act with one hundred eighty (180) days of Closing. If HRD does not effect such registration within that period of time, it will be required to pay GPB certain late payments specified in the GPB Purchase Agreement.

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

Our Business

Overview

HRD, through its subsidiaries, CCI and EZRX, along with a licensed pharmaceutical wholesaler, offer and provide their respective services to physician practices that desire to prescribe and dispense certain pharmaceutical products and medications in the practice’s office to patients receiving treatment for work-related injuries (“In-Office Dispensing Services”).

CCI offers and provides administrative services and billing services to physician practices (each a “Practice” and collectively referred to herein as the “Practices”) desiring to make certain over-the-counter (“OTC”) products and prescription medication available to patients in the physician practice’s office. Each participating Practice is responsible for obtaining and maintaining any necessary and appropriate licenses, permits, or other documentation required to order, receive, store, and dispense OTC Products or Oral Medications in the Practice’s office in accordance with applicable federal and state law. Such services include, but are not limited to, assisting Practices with insurance claim processing, prior authorization, billing and collections, and recordkeeping. CCI offers its services to Practices participating in the OTC Program and the Full-Formulary Program (described below and collectively referred to herein as the “Programs”). CCI also provides billing and collection services on behalf of EZRX in connection with EZRX’s sales and distribution of OTC Products to Practices participating in the OTC Program.

EZRX offers OTC pharmaceutical products, including non-narcotic topical medications, patches, and creams (collectively, “OTC Products”), to Practices that desire to make such products available to patients in the Practice’s office through participation in the OTC Program. EZRX is not a compounding pharmacy, and neither CCI nor EZRX is involved in creating topicals with compounding pharmacies.

Practices participating in the Full-Formulary Program may order and obtain certain oral prescription medications (collectively, “Oral Medications”) directly from a licensed pharmaceutical wholesaler that oversees and manages the sale and distribution of Oral Medications in connection with the Full-Formulary Program.

OTC Program

The OTC Program allows Practices to order, prescribe, and dispense OTC Products in the Practice’s office to patients receiving treatment for work-related injuries. Practices participating in the OTC Program may purchase the OTC Products directly from EZRX in accordance with the terms and conditions of EZRX’s sales and distribution agreement. The sales and distribution agreement specifies the OTC Products available for purchase from EZRX, product prices, and applicable terms and conditions.

CCI provides and performs administrative and billing services on behalf of participating Practices in accordance with CCI’s billing and collection services agreement. CCI’s services include assistance with insurance claim processing, prior authorization, billing and collections, recordkeeping, and consulting concerning available OTC Products. In exchange for its services, the Practices pay CCI a monthly service fee based on the Practice’s collections from the billing and collection services performed by CCI on behalf of the Practice. The service fee paid to CCI pursuant to the billing and collection services agreement is intended to be consistent with fair market value for the services provided and is not conditioned on any requirement that the parties make referrals to, be in a position to make or influence refers to, or otherwise generate business for the other party.

Full-Formulary Program

The Full-Formulary Program allows Practices to order, prescribe, and dispense certain Oral Medications within the Practice’s office for patients receiving treatment for work-related injuries. Participating Practices may order and receive Oral Medications directly from a pharmaceutical wholesaler that is licensed to distribute prescription medication in more than 40 states. Practices may utilize the Full-Formulary software to order Oral Medications from a licensed pharmaceutical wholesaler, manage inventory, and submit claims for Oral Medications prescribed and dispensed in the Practice’s office. Participation in the Full-Formulary Program is subject to the terms and conditions of a written services agreement between the Practice and the licensed wholesale pharmaceutical distributor.

Program Process

Participating Practices, and their licensed medical practitioners, use their independent professional judgment when: (a) deciding which OTC Products or Oral Medications will be made available for in-office dispensing at any given time or location; and (b) determining whether prescribing and dispensing such medications is medically necessary and appropriate. Each Practice is responsible for ordering, storing, and maintaining the OTC Products and Oral Medications in compliance with applicable state and federal requirements. Neither EZRX nor CCI receive or otherwise accept physical possession or title of Oral Medications ordered, stored, or maintained by the Practices participating in the Full-Formulary Program. When a Practice’s physician or other authorized practitioner (each a “Prescriber”) determines, in his or her professional judgment, that a product or medication is medically appropriate for the treatment of a specific patient, the Prescriber writes a prescription for the medication, dispenses the medication to the patient, and submits the necessary and appropriate documentation for billing purposes. Billing documentation may be submitted directly to CCI or electronically through the Full-Formulary Program software. Generally, participating Practices receive reimbursement for In-Office Dispensing Services pursuant to a fee schedule, in accordance with applicable law and regulations, which is often based on a percentage or multiplier of the average wholesale price (“AWP”) for the drug or ingredient and may include a dispensing fee. For most states with prescription drug fee schedules, the maximum amount reimbursable (“MAR”) generally specified as a multiplier times AWP times the quantity of drugs dispensed, plus a dispensing fee. Multipliers, dispensing fees, and therefore the MAR allowed may vary between and within states according to characteristics of the drug transactions (e.g., brand name vs. generic drugs, pharmacy vs. physician dispensing). AWP multipliers (i.e., the multiple to the AWP) range from 80% to 140%, and dispensing fees generally go from $0 to $12. AWP is the common measure by which third-party payors, governmental or commercial payors, determine pricing for covered drugs or medications.

Each month, the Practice receives the collections for the OTC Products and Oral Medications dispensed in the Practice’s office, less CCI’s administrative service fee set forth in the applicable billing and collection services agreement. As described above, CCI receives the administrative services fee in exchange for the billing and collection services it provides or performs to, or on behalf of, the Practice.

Sales and Marketing

There are currently 34 states which allow physician dispensing. According to industry sources, U.S. physician dispensing in 2011 totaled $230,000,000 and is expected to grow to over $1 billion by 2019. CCI performs its services for clients in 19 states and has over 100 active clinics.

CCI contracts with individuals to serve as regional managers and company representatives (collectively, “CCI Representatives”) for the purpose of distributing information and raising awareness among providers that may be interested and eligible to participate in one or both of the Programs. CCI Representatives are responsible for promoting the programs in various regions of the country. As described in the written agreements, CCI Representatives are compensated for their services in accordance with the terms and conditions of their independent contractor agreements with CCI.

Competition

Providing administrative services and billing services to physician practices that desire to make OTC products and prescription medication available to patients in the physician practice’s office is considered a niche market. Even though according to industry sources, physician dispensing in 2011 totaled only $230,000,000, this segment is expected to grow to over $1 billion by 2019, but is still considered small in the healthcare industry.

Competitors in this space include a number of firms that have national, regional and local presences, including:

●	BTW Solutions

●	Doc Rx

●	Proficient Rx

●	Advanced Rx

●	AHCS

Some if not all of these competitors may have longer operating histories and greater financial resources than we do. While we believe that we compete favorably based upon price, OTC product availability and customer service, there can be no assurance given that we will successfully do so. If we fail to successfully compete, our business, results of operations and condition (financial and otherwise) may be materially adversely affected.

Government Regulation

Our business operations must comply with various healthcare laws, rules and regulations at both the federal level and in states where we do business. These laws, rules and regulations include, among others, those pertaining to confidentiality of patient information, prohibitions against kickbacks, limitations on self-referrals of patients, prohibitions on the corporate practice of medicine, legality of physicians providing in-house dispensing services and the requirement that certain medications be sold and distributed by a licensed pharmaceutical wholesaler. The failure to comply with any of these laws, rules or regulations could result in administrative action taken against the Company, which could harm our business, results of operations and condition (financial and otherwise). In addition, there can be no assurance that in the future, the federal and state governments will not modify existing or adopt and implement new laws, rules or regulations relating to the healthcare industry, which could similarly have a material adverse effect on Health-Right.

Each participating Practice is responsible for its own compliance with applicable federal and state law, including obtaining and maintaining any necessary and appropriate licenses, permits, or other documentation required to order, receive, store, and dispense OTC Products or Oral Medications in the Practice’s office.

Employees

We currently employ 14 persons in administrative and other corporate functions. As described above, we currently retain the services of CCI Representatives (consisting of four regional managers and over 30 active sales representatives) on an independent contractor basis, to market our services.

Item 1A.   Risk Factors.

Health-Right is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this Item.

Item 2.  Properties.

We do not own any real property.  We currently maintain an office mailing address at 18851 NE 29th Avenue, Suite 700, Aventura, Florida 33180 at nominal cost and pay for the utilization of office and conference space at such location on an as needed basis. We intend to lease office space in South Florida for our corporate headquarters and believe there is an adequate supply of space available for our needs at commercially reasonable cost.

The operations of CCI and EZRX occupy approximately 2,950 square feet of office space located in Rogers, Arkansas. Such space is leased from a non-affiliated party pursuant to a lease expiring on October 31, 2021, at a current monthly rental of $4,544, increasing annually, during the lease term. We believe that this space is adequate for the current operational needs of CCI and EZRX and if additional space is required, such space can be secured at commercially reasonable cost and without undue interruption of our business operations.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is presently no public market for our common stock and there has never been a market for our common stock. We have applied to FINRA for a trading symbol and as soon as practicable after receipt thereof, we anticipate applying for quotation of our common stock on the OTCQX or the OTCQB tiers of the over-the-counter market operated by OTC Market Group, Inc.(“OTC Markets Group”). However, we cannot assure you that our shares will be quoted on any tier of OTC Markets Group or, if quoted, that a public market will develop and if developed, be liquid and be sustained.

Holders

As of the date of this report, we had 22,869,191 shares of common stock issued and outstanding and 40 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,226,666 shares (1)	$0.35	1,733,334 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	1,226,666 shares (1)	None issued	1,733,334 shares (1)

(1)	Represents shares of common stock underlying options issued as of this Annual Report or shares reserved for issuance under our 2015 Incentive Stock Plan.

Item 6.  Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

HRD, through its subsidiaries, CCI and EZRX, along with a licensed wholesale pharmaceutical wholesaler offer and provide their respective services to physician practices that desire to offer In-Office Dispensing Services.

CCI offers and provides administrative services and billing services to Practices desiring to make certain over-the-counter (“OTC”) products and prescription medication available to patients in the physician practice’s office. Each participating Practice is responsible for obtaining and maintaining any necessary and appropriate licenses, permits, or other documentation required to order, receive, store, and dispense OTC Products or Oral Medications in the Practice’s office in accordance with applicable federal and state law. Such services include, but are not limited to, assisting Practices with insurance claim processing, prior authorization, billing and collections, and recordkeeping. CCI offers its services to Practices participating in the OTC Program and the Full-Formulary Program. CCI also provides billing and collection services on behalf of EZRX in connection with EZRX’s sales and distribution of OTC Products to Practices participating in the OTC Program.

EZRX offers OTC products to Practices that desire to make such products available to patients in the Practice’s office through participation in the OTC Program. EZRX is not a compounding pharmacy, and neither CCI nor EZRX is involved in creating topicals with compounding pharmacies.

Practices participating in the Full-Formulary Program may order and obtain certain Oral Medications directly from a licensed pharmaceutical wholesaler that oversees and manages the sale and distribution of Oral Medications in connection with the Full-Formulary Program.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

For the year ended December 31, 2017, we had revenues of $2,052,352, as compared to $8,959 for the year ended December 21, 2016, an increase of $2,043,393. Revenues in 2017 were wholly generated by the operations of CCI and EZRX subsequent to completion of the Acquisition, with 2016 revenues being wholly attributable to trail-off sales of H-Plex Defense. Cost of sales was $329,511 for the year ended December 31, 2017 relating entirely to post-Acquisition operations of CCI and EZRX, as compared to $3,251 for the prior year

General and administrative costs were $1,660,130 for year ended December 31, 2017, as compared to $142,573 for the year ended December 31, 2016. This increase is attributable to the significant expansion of the Company’s operations post-Acquisition. Interest expense was $271,298 for 2017, as compared to $7,485 for 2016. This increase was due in large part to the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. As a result of the issuance of such notes, it is anticipated that interest expense will increase in future periods.

Income tax benefit for the year ended December 31, 2017 was $642,770 compared to $-0- for the year ended December 31, 2016.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated the impact of the Act in the year end income tax provision in accordance with management’s understanding of the Act and guidance available as of the date of this filing and as a result have recorded a $385,913 income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $385,913, which reduced the fourth quarter tax expense of $385,913 to a benefit of $642,770.

The Company had Net income for the year ended December 31, 2017 of $434,183, as compared to a net loss of $144,350 for the year ended December 31, 2016. The change from net loss in 2016 to net income in 2017, was entirely due to post-Acquisition operations of CCI and EZRX.

Liquidity and Capital Resources

As of December 31, 2017, total assets were $9,483,169, as compared to $18,373 on December 31, 2016, with the significant increase resulting from consummation of the Acquisition on September 29, 2017. Total current liabilities as of December 31, 2017, were $1,827,025, as compared to $387,923 as of December 31, 2016 and as of December 31, 2017, the Company had long-term liabilities of $7,057,025. The increase in the foregoing was in large part due to the issuance of notes to the seller and the lender on September 29, 2017.

Net cash provided by operating activities increased to $254,277 for the year ended December 31, 2017, as compared to net cash used in operating activities of $44,330, resulting from cash generated by the post-Acquisition Operations of CCI and EZRX.

Net cash used in investing activities was $3,518,641 for the year ended December 31, 2017, as compared to $-0- for the year ended December 31, 2016, reflecting payment of the portion of the cash purchase price for the Acquisition which was paid at Closing of the Acquisition and related costs related to the Acquisition.

Net cash provided by financing activities was $4,704,933 for the year ended December 31, 2017, reflecting receipt of the proceeds of the Acquisition financing described below, offset by repayment of $193,662 in shareholder loans. During 2016, net cash provided by financing activities was $60,746, entirely attributable to the principal amount of additional shareholder loans made to the Company during 2016.

Prior to completion of the Acquisition, our primary sources of capital to develop and implement our business plan were private placements of our securities and shareholder loans.

In order to finance the Acquisition, at Closing, we entered into a the GPB Purchase Agreement with GPB, pursuant to which we sold and issued to GPB the $5,000,000 principal amount GPB Note for an aggregate purchase price of $4,900,000 (a 2.0% original issue discount). In addition, Health-Right issued to GPB the 3,584,279 GPB Shares.

The GPB Note, which matures on the Maturity Date (the third anniversary of issuance, provides for monthly payments of interest only, which accrues at the rate of 12.75% per annum. In addition, the GPB Note also provides for an annual payment of paid in kind interest at the rate of 3.0% per annum.

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

The GPB Note (a) provides for customary affirmative and negative covenants, including restrictions on Health-Right incurring subsequent debt, and (b) contains customary event of default provisions with a default interest rate of the lesser of 17.75% for the cash interest and 8.0% for the paid in-kind interest or the maximum rate permitted by law. Upon the occurrence of an event of default, GPB may require the Company to redeem the GPB Note at 120% of the then outstanding principal balance. The GPB Note is secured by a lien on all of the assets of the Company, including its intellectual property, pursuant to the Security Agreement entered into between the Company and GPB at Closing.

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

There can be no assurance that, notwithstanding completion of the Acquisition, that the Company will not require additional financing to achieve sustained profitability. While we believe additional financing will be available to us, if required, there can be no assurance that equity or debt financing will be available on commercially reasonable terms or otherwise, when, as and if needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and condition (financial and otherwise).

Critical Accounting Policies

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

CCI’s revenue results from the consulting services agreements, which included providing services to physicians for billing insurance companies. CCI remits billings to insurance companies on behalf of the physicians, collect the proceeds and remits an agreed upon percentage amount to the physician. The amounts reported as revenue are net of amounts remitted. The Company accounts for this revenue In accordance with Staff Accounting Bulletin (“SAB”) No. 104, which states that the revenue is not earned until the company has been paid by the insurance company at which time it becomes realized or realizeable.

EZ’s revenue from the sale of products are recognized when the sale is consummated and title is transferred.

Intangible Assets

Intangible assets consist primarily of the Tradenames, IP Technologies, Customer list, and a Non-compete agreement resulting from the acquisition referred to in Note 3. These intangible assets have finite lives and are amortized over the periods in which they provide benefit. The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with indefinite lives, are subject to impairment testing in accordance with accounting standards governing such on an annual basis, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. See Note 3 for acquisition to the consolidated financial statements for disclosure on intangible assets.

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

Our President and Chief Executive Officer, as our sole executive officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of December 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

Our President and Chief Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer (our Principal Executive, Financial and Accounting Officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our President and Chief Executive Officer (our Principal Executive, Financial and Accounting Officer), conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, Our President and Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

(1). We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

(2) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Our President and Chief Executive Officer (our Principal Executive, Financial and Accounting Officer), evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The report by our President and Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only our such report in this report.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
David Hopkins	50	President, Chief Executive Officer and Director
James Pande	59	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

David Hopkins founded Health-Right in 2011, has served as President and a director since that time and assumed the additional position of Chief Executive Officer in January 2018. From November 2009 until he founded the Company, Mr. Hopkins was a founder and managing member of Envirocare Solutions, LLC, a privately-held technology-driven manufacturer and wholesale distributor of products designed to deliver cold air micro-mist diffusion safely into the environment. In addition, since 2001, Mr. Hopkins has been a principal of Hopkins & Associates, a consulting firm providing turnaround and business development services to various private and public held companies engaged in a variety of industries, ranging from the production and distribution of soft drinks to biotechnology and environmental products. Mr. Hopkins holds a B.S. degree from Carroll University in Wisconsin.

James Pande has served as a director of the Company since its inception in 2011. From 2010 until its sale in 2017, he served as Vice President of Marketing and Sales Aldora Aluminum and Glass Products, based in Miramar, Florida. Prior thereto, he owned Smith Mountain Impact Systems in Miami, Florida, which he built into a respected manufacturer of hurricane impact windows and entrance doors. Mr. Pande holds a bachelor’s degree from the Cornell School of Hotel and Restaurant Management.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our President and Chief Executive Officer, who was our sole executive officer for the years ended December 31, 2017 and 2016, including amounts accrued but not paid.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
David Hopkins,	2017	82,750	(2)	0	0	0	0	0	7,200	(3)	89,950
President(1)	2016	52,000	(4)	0	0	0	0	0	7,200	(3)	59,200

(1) Mr. Hopkins assumed the additional position of chief Executive Officer in January 2018.

(2) Represents includes $13,000 in salary accrued in 2017.

(3) Represents a $600 monthly car allowance for Mr. Hopkins.

(4) Represents $52,000 in salary accrued but not paid to Mr. Hopkins in 2016.

Employment Agreement

On January 10, 2018, the Company entered into employment agreement with David Hopkins, its President, effective as of January 1, 2018. Pursuant to the employment agreement, Mr. Hopkins assumed the additional position of Chief Executive Officer of HRD. The employment agreement is for an initial term of three (3) and automatically renews for additional three (3) year periods, provided that the Company achieves Adjusted EBITDA (as determined by the Company’s accountants from the audited financial statements included in the Company’s Annual Report on Form 10-K) of $3,500,000 for any calendar year during the initial term and any renewal term.

The employment agreement provides for an initial base salary of $175,000. In the event in any calendar year during the initial term or any renewal term, Health-Right achieves Adjusted EBITDA (as determined by the Company’s accountants from the audited financial statements included in the Company’s Annual Report on Form 10-K) of $3,500,000, Mr. Hopkins’ annual base salary shall automatically increase to $250,000 and in the event in any calendar year during the initial term or any renewal term, the Company achieves Adjusted EBITDA (as determined by the Company’s accountants from the audited financial statements included in the Company’s Annual Report on Form 10-K) of $5,000,000, his annual base salary shall automatically increase to $325,000. Mr. Hopkins will also receive a $600 per month car allowance while the employment agreement is in effect.

In addition to the foregoing, pursuant to the employment agreement, Mr. Hopkins was granted an option to purchase 525,000 shares of HRD common stock under the Company’s 2015 Stock Incentive Plan at an exercise price of $0.35 per share. The option vests in six equal semi-annual installments commencing June 30, 2018, expires ten (10) years from the date of grant and is otherwise subject to the terms of the 2015 Stock Incentive Plan.

The employment agreement also contains customary confidentiality, non-competition and change in control provisions.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for our President and Chief Executive Officer, who was our sole executive officer during 2017 outstanding as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
David Hopkins	0	0	0	0	n/a	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Hopkins	0	0	0	0	0	0	0

James Pande	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We currently do not compensate our non-employee directors. When we expand our board we will intend to compensate them with a combination of cash and stock option awards, depending on our financial resources at that time.

2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2015 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing.  The 2015 Incentive Stock Plan is administered by the board of directors.  3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2015 Incentive Stock Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the 2015 Incentive Stock Plan is equal to 15% of our issued and outstanding common stock. As of the date of this report, options to purchase 525,000 shares at an exercise price of $0.35 per share have been granted and are outstanding..

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

Names and addresses of beneficial owners	Number of shares of common stock	*	Percentage of class (%)

Directors and executive officers:

David Hopkins	5,651,010	(1)	24.6%

James Pande	5,966,666		24.1%

All directors and executive officers as a group (two (2) persons)	11,617,676	(1)	50.6%

Other 5% or greater shareholders:

Burroughs & Partners LLC 50 Buckingham Drive Rogers, AR 72758	1,751,580		7.7%

GPB Debt Holdings, LLC 535 W. 24th Street, 4th Floor New York, New York 10011	14,947,916	(2)	43.7%

* Includes shares issuable within sixty (60) days of the date of this report pursuant to the exercise of options or conversion of notes.

(1)	Includes 87,500 shares issuable upon exercise of options held by Mr. Hopkins under our 2015 Incentive Stock Plan.

(2)	Includes 11,363,637 shares issuable upon conversion of the GPB Note.

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

Securities Authorized for Issuance under Equity Compensation Plans

lan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,266,666 shares (1)	$0.35	1,733,334 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	1,266,666 shares (1)	None issued	1,733,334 shares (1)

(1)	Represents shares of common stock underlying options issued as of the date of this Annual Report or shares reserved for issuance under our 2015 Incentive Stock Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Since inception, the Company has relied in large part on loans from James Pande and David Hopkins, its principal shareholders, to fund its operations.

Since inception, Mr. Pande advanced money to help fund the Company’s operations. During the years ended December 31, 2017 and 2016 he advanced amounts aggregating $55,000 and $2,500, respectively. These borrowings bear interest at 3% per annum with no maturity date. During the years ended December 31, 2017 and 2016 interest expense on these borrowings aggregated $1,370 and $1,677, respectively.

Effective July 30, 2015 the Company entered into a secured future advance promissory note with Mr. Pande for a total amount of $75,000. During the years ended December 31, 2017 and 2016, the Company borrowed $0 and $25,000 under this note, respectively. The note bears interest at 7.5% per annum. Interest expense on this note aggregated $4,176 and $6,711 for the years ended December 31, 2017 and 2016, respectively.

All of Mr. Pande’s notes were repaid in full upon completion of the Acquisition.

Since inception, Mr. Hopkins has also advanced money to help fund the Company’s operations. During the years ended December 31, 2017 and 2016, he advanced amounts aggregating $2,900 and $3,050, respectively. These borrowings bear interest at 3% per annum with no maturity date. During the years ended December 31, 2017 and 2016, interest expense on these borrowings aggregated $106 and $30, respectively.

Since inception, Mr. Hopkins advanced money to fund the Company’s operations. In 2013, he converted certain advances and accrued salary into a secured demand promissory note. These borrowings bear interest at 3% per annum with no maturity date. The balance of this loan at December 31, 2017 and 2016 was $0 and $30,903, respectively, and was subordinated to the future advance promissory note issued to Mr. Pande.

Mr. Hopkins also has made loans to the Company through direct charges on his credit card to pay for working capital purposes, which aggregated $33,512 and $31,205 as of December 31, 2017 and 2016, respectively.

All of Mr. Hopkins’ advances were repaid in full upon completion of the Acquisition.

The Company’s board of directors approved a salary to Mr. Hopkins, President, in the amount of $52,000 per annum plus a car allowance of $600 per month. As of October 1, 2017, Mr. Hopkin’s salary increased to $175,000 per annum. As of December 31, 2017 and 2016, the accrued amount aggregated $182,000 and $169,000, respectively.

The Company’s board of directors approved a salary to the Mr. Hopkins, the Company’s President and Chief Executive Officer, in the amount of $52,000 per annum plus a car allowance of $600 per month, which Mr. Hopkins waived from august 2013 to July 2015. As of December 31, 2017 and 2016, the amounts unpaid and accrued amount aggregated $182,000 and $169,000, respectively. The board of directors has authorized the payment of such accrued amount to Mr. Hopkins in quarterly installments of $25,000, commencing with the fourth quarter of 2017.

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

Audit Fees

Aggregate audit fees billed by Paritz for the years ended December 31, 2017 and 2016 were $46,000 and $11,500, respectively.

Audit-Related Fees

There were no audit-related fees billed by Paritz for the years ended December 31, 2017 and 2016.

Tax Fees

There were no tax fees billed by Paritz for the years ended December 31, 2017 and 2016.

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

(3)	Exhibits.

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation(1)

3.2	By-Laws(1)

10.1	2015 Stock Incentive Plan(1)*

10.2	Securities Purchase Agreement (2)

10.3	CCI Note(3)

10.4	GPB Purchase Agreement(3)

10.5	GPB Note(3)

10.6	Employment Agreement with David Hopkins(4)*

31.1	Section 302 Certification(5)

32.1	Section 906 Certification(5)

(1)	Filed as an Exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-206839) and incorporated herein by reference.

(2)	Filed as to the registrant’s Current Report on Form 8-K dated September 5, 2017 and incorporated herein by reference.

(3)	Filed as to the registrant’s Current Report on Form 8-K dated September 29, 2017 and incorporated herein by reference.

(4)	Filed as to the registrant’s Current Report on Form 8-K dated January 12, 2018 and incorporated herein by reference.

(5)	Filed herewith.

*Management incentive or compensation plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH-RIGHT DISCOVERIES, INC.

Dated: April 17, 2018	By:	/s/ David Hopkins
David Hopkins, President
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title(s)	Date

By:	/s/ David Hopkins	President, Chief Executive Officer and Director	April 17, 2018
	David Hopkins	(Principal Executive, Financial and Accounting Officer)

By:	/s/ James Pande	Director	April 17, 2018
James Pande

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health-Right Discoveries, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Health-Right Discoveries, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2015.

Hackensack, New Jersey
April 17, 2018

HEALTH-RIGHT DISCOVERIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2017	2016

ASSETS

CURRENT ASSETS:
Cash	$1,458,942	$18,373
Accounts receivable, net	471,112	—
Inventories	32,580	—
Total current assets	1,962,634	18,373

Property and equipment, net	10,592	—
Intangible assets, net	4,196,717	—
Goodwill	3,313,226	—

TOTAL ASSETS	$9,483,169	$18,373

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,346,317	$25,261
Loans payable - related parties	33,512	193,662
Salaries payable - related party	182,000	169,000
Current portion - notes payable, net of discounts of $399,252	265,196	—
Total current liabilities	1,827,025	387,923

LONG-TERM LIABILITIES:
Notes payable, net of discounts of $757,829	6,077,713	—
Deferred tax liability	980,212	—
Total long-term liabilities	7,057,925	—

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding December 31, 2017 and 2016	—	—
Common Stock, .001 par value, 100,000,000 shares authorized 22,869,191 and 17,533,332 shares issued and outstanding December 31, 2017 and 2016, respectively	22,869	17,533
Additional Paid in Capital	1,117,967	589,717
Accumulated Deficit	(542,617)	(976,800)
Total stockholders’ equity (deficiency)	598,219	(369,550)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$9,483,169	$18,373

The accompanying notes are an integral part of these consolidated financial statements

HEALTH-RIGHT DISCOVERIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2017	2016

Revenue	$2,052,352	$8,959

Cost of Revenue	329,511	3,251

Gross Profit	1,722,841	5,708

COST AND EXPENSES:
General and administrative	1,660,130	142,573
Interest expense - related parties	7,938	6,071
Interest expenses - other	263,360	1,414
Total cost and expenses	1,931,428	150,058

Loss before income tax provision	(208,587)	(144,350)

Income tax benefit	642,770	—

NET INCOME (LOSS)	$434,183	$(144,350)

Income (loss) per common share	$0.02	$(0.01)

Weighted average common shares outstanding - basic and diluted	18,907,756	17,532,236

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2017	2016

OPERATING ACTIVITIES:
Net income (loss)	$434,183	$(144,350)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	575	—
Amortization of intangible assets	116,283	—
Non-cash interest	99,813	—
Stock based compensation	—	40,000
Accrued salary to related party	13,000	39,000
Accrued interest to related parties	—	6,071
Deferred income tax benefit	(642,770)	—
Changes in operating assets and liabilities:
Accounts receivable	136,687	—
Inventories	71,643	2,269
Credit card payable	—	(7,222)
Accounts payable and accrued expenses	24,863	21,715
Accrued interest	—	(1,813)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	254,277	(44,330)

INVESTING ACTIVITIES:
Cash paid for Acquisition, net of cash acquired of $81,359	(3,518,641)	—
NET CASH USED IN INVESTING ACTIVITIES	(3,518,641)	—

FINANCING ACTIVITIES:
Proceeds of loan from related parties	33,512	60,746
Repayment of related party loan	(193,662)	—
Proceeds from note payable, net of loan costs	4,865,083	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,704,933	60,746

INCREASE IN CASH	1,440,569	16,416

CASH - BEGINNING OF YEAR	18,373	1,957

CASH - END OF YEAR	$1,458,942	$18,373

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

Noncash investing and financing activities:
Debt incurred for acquisition	$2,500,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

			Additional Paid-In Capital	Accumulated Deficit	Total
	------COMMON STOCK------
	Shares	Amount

BALANCE – December 31, 2015	17,133,332	$17,133	$550,117	$(832,450)	$(265,200)

Common stock issued for services	400,000	400	39,600	—	40,000

Net (loss)				(144,350)	(144,350)

BALANCE – December 31, 2016	17,533,332	$17,533	$589,717	$(976,800)	$(369,550)

Shares issued for acquisition	1,751,581	1,752	173,406		175,158

Shares issued in financing arrangement	3,584,278	3,584	354,844		358,428

Net income				434,183	434,183

BALANCE – December 31, 2017	22,869,191	$22,869	$1,117,967	$(542,617)	$598,219

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Business

Health-Right Discoveries, Inc. (“the Company”) was formed under the laws of the State of Florida on October 12, 2011 under the name Four Plex Partners, Inc. and subsequently changed its name to Health-Right Discoveries, Inc. on March 22, 2012. The Company’s primary business is to develop and market an innovative portfolio of both prescription nutritional, OTC monograph and natural products that primarily focus on factors relating to stress-induced conditions and diseases.

On September 29, 2017, the Company acquired all the outstanding common shares of Common Compounds, Inc. (“CCI”) and EzPharmaRx, LLC (“EZ”). The combined business offers physicians and medical clinics an ancillary program to treat their patients with topical prescription medicine to manage pain. The program is designed for patients with work related injuries managed under worker compensation claims. The program both delivers the topical medicine to the care provider for sale to the patient, as well as providing the care provider with insurance claim processing services on behalf of the patient. This is not a compounding pharmacy and neither business is involved in creating topicals with compounding pharmacies.

As of December 31, 2016 the Company disclosed that factors existed that raised substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company has evaluated those factors and as a result of the acquisitions of CCI and EZ, those factors have been alleviated due to the positive earnings and cash flow to be generated by the subsidiaries.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balances in various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2017 and 2016, $796,652 and $0 were in excess of the FDIC insured limit, respectively.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management has determined there is no allowance for doubtful accounts necessary as of December 31, 2017. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers was to deteriorate and adversely affecting their ability to make payments, additional allowances would be required.

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

CCI’s revenue results from the consulting services agreements, which included providing services to physicians for billing insurance companies. CCI remits billings to insurance companies on behalf of the physicians, collect the proceeds and remits an agreed upon percentage amount to the physician. The amounts reported as revenue are net of amounts remitted. The Company accounts for this revenue In accordance with Staff Accounting Bulletin (“SAB”) No. 104, which states that the revenue is not earned until the company has been paid by the insurance company at which time it becomes realized or realizeable.

EZ’s revenue from the sale of products are recognized when the sale is consummated and title is transferred.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in, first-out, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations. During the year ended December 31, 2017, the Company recorded $6,242 loss due to management’s estimation of obsolete inventory.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions are capitalized, repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

	December 31, 2017	December 31, 2016
Machinery and equipment – 7 years	$19,195	$—
Accumulated depreciation	(8,603)	—
Total property and equipment	$10,592	$—

Intangible Assets

Intangible assets consist primarily of the Tradenames, IP Technologies, Customer list, and a Non-compete agreement resulting from the acquisition referred to in Note 3. These intangible assets have finite lives and are amortized over the periods in which they provide benefit. The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with indefinite lives, are subject to impairment testing in accordance with accounting standards governing such on an annual basis, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. See Note 3 for acquisition to the consolidated financial statements for disclosure on intangible assets.

Financial Instruments and Fair Value Measurements

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of judgment, and therefore cannot be determined with precision.

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and also establishes the following three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

●	Cash and cash equivalents, restricted cash, operating lease related receivables, and accounts payable: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature

●	Goodwill, other intangible assets, and long-lived assets held and used: The assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair values less costs to sell of long-lived assets or disposal groups held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s or disposal group’s fair value less cost to sell (increase or decrease) are reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset or disposal group at the time it was initially classified as held for sale.

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

Advertising

Advertising and marketing expenses are charged to operations as incurred. For the year ended December 31, 2017 and 2016, advertising costs were $252 and $0, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, noted above.

Accounting for Business Combinations

In accordance with ASC Topic 805, “Business Combinations,” when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date. These items are recorded on our consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of acquired businesses are included in the consolidated statements of income since their respective acquisition dates.

The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets, estimated contingent consideration payments and/or pre-acquisition contingencies, all of which ultimately affect the fair value of goodwill established as of the acquisition date. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date and is then subsequently tested for impairment at least annually. If the fair value of the net assets acquired exceeds the purchase price consideration, we record a gain on bargain purchase. However, in such a case, before the measurement period closes we perform a reassessment to reconfirm whether we have correctly identified all of the assets acquired and all of the liabilities assumed as of the acquisition date.

As part of our accounting for business combinations we are required to estimate the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life shall be amortized; an intangible asset with an indefinite useful life shall not be amortized. We base the estimate of the useful life of an intangible asset on an analysis of all pertinent factors, in particular, all of the following factors with no one factor being more presumptive than the other:

●	The expected use of the asset.
●	The expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate.
●	Any legal, regulatory, or contractual provisions that may limit the useful life.
●	Our own historical experience in renewing or extending similar arrangements, consistent with our intended use of the asset, regardless of whether those arrangements have explicit renewal or extension provisions.
●	The effects of obsolescence, demand, competition, and other economic factors.
●	The level of maintenance expenditures required to obtain the expected future cash flows from the asset.

If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite. The term indefinite does not mean the same as infinite or indeterminate. The useful life of an intangible asset is indefinite if that life extends beyond the foreseeable horizon—that is, there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the acquired business.

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired entity and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:

●	future expected cash flows from sales of products and services and related contracts and agreements;
●	discount and long-term growth rates; and
●	the estimated fair value of the acquisition-related contingent consideration, which is performed using a probability-weighted income approach based upon the forecasted achievement of post-acquisition pre-determined targets;

Recent Accounting Pronouncements

Improvements to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification within the statement of cash flows, and accounting for forfeitures. The amendments in this accounting standard update were effective for periods beginning after December 15, 2016. The provisions of this accounting standard update did not have an impact on our financial statements.

Simplifying the Goodwill Impairment Test

In January 2017, the FASB issued an accounting standard update that simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under the new standard, goodwill impairment should be recognized based on the amount by which the carrying amount of a reporting unit exceeds its fair value, but should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in this accounting standard update are to be applied prospectively and are effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The provisions of this accounting standard update did not have an impact on our financial statements.

Revenue Recognition

In May 2014, the FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The principles in the standard should be applied using a five-step model that includes 1) identifying the contract(s) with a customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations in the contract, and 5) recognizing revenue when (or as) the performance obligations are satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the standard amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, sales of real estate) to be consistent with the standard’s guidance on recognition and measurement (including the constraint on revenue). The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent guidance, identifying performance obligations, and immaterial goods and services in a contract.

This accounting standard update is effective for reporting periods beginning after December 15, 2017. The Company adopted this accounting standard update effective January 1, 2018. The amendments in this accounting standard update must be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). Effective January 1, 2018, the Company adopted the standard using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods and a cumulative effect adjustment recognized as of the date of adoption.

As part of the implementation process, the Company performed an analysis to identify accounting policies that needed to change and additional disclosures that will be required. The Company considered factors such as customer contracts with unique revenue recognition considerations, the nature and type of goods and services offered, the degree to which contracts include multiple performance obligations or variable consideration, and the pattern in which revenue is currently recognized, among other things. The Company’s two revenue streams, Billing and Sale of Products, were evaluated, and similar performance obligations will result under the new standard as compared with deliverables and separate units of accounting currently identified. Additionally, the Company considered recognition under the new standard and concluded the timing of the Company’s revenue recognition will remain the same. The Company has also evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required.

Accounting for Leases

In February 2016, the FASB issued an accounting standard update that amends the accounting guidance on leases. The intent of this ASU is to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessors will account for leases using an approach that is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases and operating leases. Unlike current guidance, however, a lease with collectability uncertainties may be classified as a sales-type lease. If collectability of lease payments, plus any amount necessary to satisfy a lessee residual value guarantee, is not probable, lease payments received will be recognized as a deposit liability and the underlying assets will not be derecognized until collectability of the remaining amounts becomes probable. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company plans to adopt this guidance on January 1, 2019, that standard’s effective date, and is currently in the process of determining the impact that the updated accounting guidance will have on the consolidated financial statements and related disclosures.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued an accounting standard update that provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We will adopt this accounting standard update effective January 1, 2018. The provisions of this update will not have a material impact on our consolidated statements of cash flows.

Tax Cuts and Jobs Act

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” to address stakeholder concerns about the guidance in current U.S. GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company is currently evaluating the timing, methods and impact of adopting this new standard on the consolidated financial statements.

NOTE 3 – Acquisitions

Health-Right Discoveries, Inc. modified its business plan from building a platform of products in the nutraceutical and dietary supplement space to seeking acquisitions in the healthcare field. HRD identified two target companies for sale that fit their plan going forward of acquiring small, profitable, privately held companies in the healthcare space that generate at least $5 million in revenue and $1 million in EBITDA.

On September 29, 2017, the Company finalized a securities purchase agreement with CCI and EZ to purchase 100% of their outstanding interests for $6.1 million plus 1,751,580 shares of its common stock. The $6.1 million purchase price consists of $3.6 million cash and a $2.5 million 5-year non-interest bearing note, payable at $500,000 per year. Interest on the non-interest bearing note has been imputed using 12.75% interest rate (see Note 5).

In accordance with the acquisition method of accounting, the Company allocated the consideration to the net tangible and identifiable intangible assets based on their estimated fair values which were determined by an independent valuation performed by a third party.

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The following table presents the consideration of net assets purchased:

Cash	$3,600,000
1,751,580 shares of common stock issued	175,158
Note payable	2,500,000
Imputed interest	(763,558)
Total Purchase Price	$5,511,600

The assets acquired and liabilities assumed as part of our acquisition were recognized at their fair values as of the effective acquisition date, September 29, 2017, based upon an appraisal from a third party. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed.

Cash	$81,359
Current assets	759,710
Other non-current assets	11,167
Intangible assets	4,313,000
Goodwill	3,313,226
Current liabilities	(1,343,880)
Deferred tax liability	(1,622,982)
Net assets acquired	$5,511,600

Acquisition costs of $410,000 were incurred and expensed for the year December 31, 2017. As part of the acquisition the company recognized deferred tax liabilities of $1,622,982 related to the unamortized identifiable intangible assets acquired in the amount of $4,313,000 using a blended 37.63% tax rate.

The following table provides unaudited pro forma results of operations for the fiscal years ended December 31, 2017 and 2016 as if the acquisitions had been consummated as of the beginning of each period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

	(Unaudited) Pro Forma Results Year ended December 31,
	2017	2016

Revenues	$7,049,331	$5,114,670
Income before income taxes	$1,271,645	$1,278,467

Fully diluted earnings per share	$0.07	$0.07

NOTE 4 – Intangible Assets

Amortizing Intangible Assets	Estimates Useful Life	Gross Carrying Amount

Customer Lists	10 years	$2,653,000
Tradenames	15 years	377,000
IP Technologies	10 years	819,000
Non-compete	5 years	464,000
		4,313,000
Less: Accumulated Amortization		(116,283)

		$4,196,717

The amortization expense related to the intangible assets was $116,283 and $0 as of December 31, 2017 and 2016, respectively.

NOTE 5 – Notes payable

The Company obtained a secured convertible note with a lender for $5 million. Interest is payable monthly, at 12.75% per annum, the note matures on September 29, 2020. The note can be converted at any time in whole or in part at $0.44 per share. In addition, the lender received 3,584,279 shares of common stock valued at $0.10 per share along with a 2 percent original issue discount. The total amount of the discount is $493,345. The Company had incurred $34,917 in loan costs. Both the discount and loan costs are presented as a reduction of the note payable.

The Company, as part of consideration for the purchase of CCI and EZ, obtained a $2.5 million note payable. The note is non-interest bearing with 5 annual payments of $500,000, matures on September 30, 2022. Interest has been imputed at 12.75% per annum. Upon each annual payment date the holder may elect to convert the annual installment of the principal amount due into shares of common stock at $2 per share.

	December 31, 2017	2016

Note payable – monthly interest, 12.75% per annum, matures on September 29, 2020	$5,000,000	$—
Less discounts	(452,233)
Note payable – monthly interest, 12.75% per annum, matures on September 30, 2022	2,500,000	—
Less discounts	(704,858)
Subtotal	6,342,909	—
Less: current portion, net of discount $399,252	265,196	—
Long- term portion	$6,077,713	$—

Principal payments on the above notes mature as follows (exclusive of imputed interest):
Year ending December 31:
2018	$265,196	$—
2019	301,057
2020	5,341,766
2021	387,980	—
2022	440,443	—
Thereafter	$6,736,442	$—

NOTE 6 – Related Party

Since inception, the Company has relied in large part on loans from James Pande and David Hopkins, its principal shareholders, to fund its operations.

Mr. Pande and Mr. Hopkins advanced money to help fund the Company’s operations. Interest rates ranged from 2.9% - 7.5%, per annum. The balance due as of December 31, 2017 and 2016 was $0 and $193,662, respectively, including accrued interest. The related party loan balance of $33,512 as of December 31, 2017 represents reimbursed expenses owed to shareholder.

The Company’s board of directors approved a salary to the Company’s president in the amount of $52,000 per annum plus a car allowance of $600 per month. As of December 31, 2017 and 2016 the amount unpaid and accrued amount aggregated is $182,000 and $169,000, respectively.

NOTE 7 – Stockholders’ Equity

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

On September 29, 2017, the Company issued 1,751,580 shares of common stock in connection with the acquisition of CCI and EZ (see note 3). Also, on September 29, 2017, the Company issued 3,584,279 shares of its common stock in connection with its $5 million note (see note 5).

NOTE 8 – 2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2015 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2015 Incentive Stock Plan is administered by the board of directors. 3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2015 Incentive Stock Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the 2015 Incentive Stock Plan is equal to 15% of our issued and outstanding common stock. On May 1, 2017, the Company issued 150,000 stock options from its 2015 Stock Option Incentive Plan for legal services rendered. These options are exercisable at $0.35 per share. The Company determined at the date the options were issued they had no value and did not record an amount for stock based compensation.

NOTE 9 – Income Taxes

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Loss before income taxes	$(208,587)	$(144,350)
Computed tax at federal statutory rate of 34%	$(70,920)	$(49,049)
State taxes at 6%, net of federal benefit	(7,571)	(5,240)
Rate change	(385,913)	—
Adjustment to valuation allowance	(178,366)	54,289
Benefit from income taxes	$(642,770)	$—

The benefit from income taxes in the consolidated statements of operations consists of the following:

Year ended December 31,	2017	2016
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	$(361,203)	$—
State	(103,201)	—
	(464,404)	—
Adjustment to valuation allowance	(178,366)	—
Benefit from income taxes	$(642,770)	$—

As of December 31, 2017 and 2016, the components of the deferred tax assets and liabilities are as follows:

	As of December 31, 2017 Deferred tax	As of December 31, 2016 Deferred tax
	Assets (Liabilities)	Assets (Liabilities)

Net operating loss carry forward	$152,902	$178,366
Intangible assets	(1,133,114)	—
Valuation allowance	—	(178,366)
Totals	($980,212)	$—

As of December 31, 2017, the Company had approximately $566,304 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2031. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the fourth quarter 2017, the Company released the valuation allowance against its U.S. federal and state deferred tax assets. In making the determination to reverse the valuation allowance against U.S. federal and state deferred tax assets, the Company took into consideration its movement into a cumulative income position due to the acquisition of CCI and EZ (see Note 3) which will generate taxable income into the future, the pro forma adjustment of the acquired entities, and forecasts of future earnings for its business. The Company expects to continue to generate income before taxes in the in future periods.

The Company files U.S. federal and state of Florida and Arkansas tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2013. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated the impact of the Act in the year end income tax provision in accordance with management’s understanding of the Act and guidance available as of the date of this filing and as a result have recorded a $385,913 income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $385,913, which reduced the fourth quarter tax expense of $385,913 to a benefit of $642,770.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

NOTE 10 – Business Segment Information

As of September 29, 2017, the Company operated in two reportable segments (ancillary program and prescription medicine) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company’s reportable segments for the years ended December 31, 2017.

For the year ended December 31, 2017	Consolidated	Ancillary Program	Prescription Medicine	Corporate
Revenues	$2,052,352	$1,599,652	$452,700	$—

Cost of Revenue	329,511	—	329,511	—

Long-lived assets	7,520,535	6,471,356	1,049,179	—

Income (loss) before income tax	(208,587)	683,964	110,415	(1,002,966)

Identifiable assets	4,207,309	3,158,130	1,049,179	—

Depreciation and amortization	119,768	575	—	119,193

NOTE 11 – Commitments, Contingencies, Guarantees and Indemnities

Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,
2018	$55,763
2019	56,444
2020	58,138
2021	49,653
Total	$219,998

NOTE 12 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were subsequent events requiring adjustment to or disclosure in the financial statements.

On January 10, 2018, the Company entered into employment agreement with David Hopkins, its President, effective as of January 1, 2018 (the “Effective Date”). Pursuant to the employment agreement, Mr. Hopkins assumed the additional position of Chief Executive Officer of the Company. The employment agreement is for an initial term of three (3) and automatically renews for additional three (3) year periods, provided that the Company achieves Adjusted EBITDA (as defined) of $3,500,000 for any calendar year during the initial term and any renewal term.

The employment agreement provides for an initial base salary of $175,000. In the event in any calendar year during the initial term or any renewal term, Health-Right achieves Adjusted EBITDA of $3,500,000, Mr. Hopkins’ annual base salary shall automatically increase to $250,000 and in the event in any calendar year during the initial term or any renewal term, the Company achieves Adjusted EBITDA of $5,000,000, his annual base salary shall automatically increase to $325,000. Mr. Hopkins will also receive a $600 per month car allowance while the employment agreement is in effect.

In addition to the foregoing, pursuant to the employment agreement, Mr. Hopkins was granted an option to purchase 525,000 shares of HRD common stock under the Company’s 2015 Stock Incentive Plan (the “Incentive Plan”) at an exercise price of $0.35 per share. The option vests in six equal semi-annual installments commencing June 30, 2018, expires the ten (10) years from the date of grant and is otherwise subject to the terms of the Incentive Plan.