Form 10-Q
period 2018-03-31
Health-Right Discoveries, Inc.
filed 2018-05-11
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 14, 2018 was 22,869,191 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS:
Cash	$1,783,986	$1,458,942
Accounts receivable, net	481,056	471,112
Inventories	30,219	32,580
Total current assets	2,295,261	1,962,634

Property and equipment, net	22,212	10,592
Intangible assets, net	4,080,434	4,196,717
Goodwill	3,313,226	3,313,226

TOTAL ASSETS	$9,711,133	$9,483,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,343,984	$1,346,317
Loans payable - related parties	—	33,512
Salaries payable - related party	157,000	182,000
Current portion - notes payable, net of discounts of $399,252 March 31, 2018 and December 31, 2017, respectively	265,196	265,196
Total current liabilities	1,766,180	1,827,025

LONG-TERM LIABILITIES:
Notes payable, net of discounts of $658,026 and $757,829 March 31, 2018 and December 31, 2017, respectively	6,177,526	6,077,713
Deferred tax liability	1,031,241	980,212
Total long-term liabilities	7,208,767	7,057,925

Total liabilities	8,974,947	8,884,950

STOCKHOLDERS’ EQUITY
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding March 31, 2018 and December 31, 2017, respectively	—	—
Common Stock, .001 par value, 100,000,000 shares authorized 22,869,191 shares issued and outstanding March 31, 2018 and December 31, 2017, respectively	22,869	22,869
Additional Paid in Capital	1,117,967	1,117,967
Accumulated Deficit	(404,650)	(542,617)
Total stockholders’ equity	736,186	598,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,711,133	$9,483,169

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2018	2017

Revenue	$1,924,832	$—

Cost of Revenue	376,096	—

Gross Profit	1,548,736	—

COST AND EXPENSES:
General and administrative	1,103,462	18,767
Interest expense - related parties	—	2,352
Interest expenses - other	256,278	—
Total cost and expenses	1,359,740	21,119

Income (loss) before income tax provision	188,996	(21,119)

Income tax provision	51,029	—

NET INCOME (LOSS)	$137,967	$(21,119)

Income (loss) per common share	0.01	(0.00)

Weighted average common shares outstanding - basic and diluted	22,869,191	17,533,332

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2018	2017

OPERATING ACTIVITIES:
Net income (loss)	$137,967	$(21,119)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	986	—
Amortization	116,283	—
Non-cash interest	99,813	—
Deferred income tax benefit	51,029	—
Changes in operating assets and liabilities:
Accounts receivable	(9,944)	—
Inventories	2,361	(16,672)
Accounts payable and accrued expenses	(2,332)	—
Accrued salary to related party	(25,000)	13,000
Accrued interest	—	2,352
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	371,163	(22,439)

INVESTING ACTIVITIES:
Purchase of property and equipment	(12,607)	—
NET CASH USED IN INVESTING ACTIVITIES	(12,607)	—

FINANCING ACTIVITIES:
Proceeds of loan from related parties	—	4,344
Repayment of related party loan	(33,512)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(33,512)	4,344

INCREASE (DECREASE) IN CASH	325,044	(18,095)

CASH - BEGINNING OF PERIOD	1,458,942	18,373

CASH - END OF PERIOD	$1,783,986	$278

Supplemental disclosures of cash flow information:
Cash paid for interest	$159,374	$—

Cash paid for income taxes	$—	$—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

The significant accounting policies of Health-Right Discoveries, Inc. and its subsidiaries (collectively, the “Company” or “HRD”) were described in Note 1 to the audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K (“2017 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2018.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statement and notes thereto included in the 2017 Form 10-K for the year ended December 31, 2017. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in, first-out, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations. In the first quarter of 2018 and 2017, the Company recorded a loss of $-0- due to management’s estimate of obsolete inventory.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions are capitalized, repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

	March 31, 2018	December 31, 2017
Machinery and equipment – 7 years	$31,801	$19,195
Accumulated depreciation	(9,589)	(8,603)
Total property and equipment	$22,212	$10,592

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

●	Cash and cash equivalents, restricted cash, operating lease related receivables, and accounts payable: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature

●	Goodwill, other intangible assets, and long-lived assets held and used: The assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair values less costs to sell of long-lived assets or disposal groups held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s or disposal group’s fair value less cost to sell (increase or decrease) are reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset or disposal group at the time it was initially classified as held for sale. [need to add the Level of inputs used]

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

Recent Accounting Pronouncements

Revenue Recognition

As of January 1, 2018, the Company adopted ASU 2014-09 and all subsequent ASUs that modified ASC 606. As part of the implementation process the Company performed an analysis to identify accounting policies that needed to change and additional disclosures that are required. The Company considered factors such as customer contracts with unique revenue recognition considerations, the nature and type of goods and services offered, the degree to which contracts include multiple performance obligations or variable consideration, and the pattern in which revenue is currently recognized, among other things. All of the Company’s revenue streams were evaluated, and similar performance obligations resulted under the new standard. In addition, the Company considered recognition under the new standard and concluded the timing of the Company’s revenue recognition will remain the same. The Company has also evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required.

CCI’s revenue predominantly represents consulting services agreements, which included providing services to physicians for billing insurance companies. The amounts reported as revenue are net of amounts remitted.

EZ’s revenue from the sale of products are recognized when the sale is consummated and title is transferred. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, payment terms, and the assignment of rights and warranties from the Company to the customer. Management has identified the promise in the sale contract to be the transfer of ownership of the asset. Management believes the asset holds standalone value to the customer as it is not dependent on any other services for functionality purposes and therefore is distinct within the context of the contract and as described in ASC 606-10. As such, management has identified the transfer of the asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of assets) and is explicitly stated in each contract. Sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer to be the date the customer obtains control and title over the asset and the date which revenue is to be recognized and payment is due. As such, there is no impact to the timing and amounts of revenue recognized for equipment sales related to the implementation of ASC 606.

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

NOTE 2 – Acquisitions

The Company modified its business plan from building a platform of products in the nutraceutical and dietary supplement space to seeking acquisitions in the healthcare field. HRD identified two target companies for sale that fit their plan going forward of acquiring small, profitable, privately held companies in the healthcare space that generate at least $5 million in revenue and $1 million in EBITDA.

On September 29, 2017, the Company finalized a securities purchase agreement with CCI and EZRX to purchase 100% of their outstanding interests for $6.1 million plus 1,751,580 shares of its common stock.

The $6.1 million purchase price consists of $3.6 million cash and a $2.5 million 5-year non-interest bearing note, payable at $500,000 per year. Interest on the non-interest bearing note has been imputed using 12.75% interest rate (see Note 4).

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

The following table provides unaudited pro forma results of operations for the three months ended March 31, 2017 as if the acquisitions had been consummated as of the beginning of that period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

(Unaudited) Pro Forma Results Three months ended March 31,
2017

Revenues	$1,232,278
Income before income taxes	$82,224

Basic and fully diluted earnings (loss) per share	$0.00

NOTE 3 – Intangible Assets

Amortizing	Estimates	Gross
Intangible Assets	Useful Life	Carrying Amount

Customer Lists	10 years	$2,653,000
Tradenames	15 years	377,000
IP Technologies	10 years	819,000
Non-compete	5 years	464,000
		4,313,000
Less: Accumulated Amortization		(232,566)

		$4,080,434

The amortization expense related to the intangible assets was $116,283 and $0 as of March 31, 2018 and 2017, respectively.

The valuation of the assets acquired and liabilities assumed in connection with this acquisition was based on fair values at the acquisition date. The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheets.

NOTE 4 – Notes payable

The Company obtained a secured convertible note with a lender for $5 million, interest is payable monthly, at 12.75% per annum, the note matures on September 29, 2020. The note can be converted at any time in whole or in part at $0.44 per share. In addition, the lender received 3,584,279 shares of common stock valued at $0.10 per share along with a 2% original issue discount. The total amount of the discount is $493,345. The Company had incurred $34,917 in loan costs. Both the discount and loan costs are presented as a reduction of the note payable.

The Company, as part of consideration for the purchase of CCI and EZRX, obtained a $2.5 million note payable. The note is non-interest bearing with 5 annual payments of $500,000, matures on September 30, 2022. Interest has been imputed at 12.75% per annum. Upon each annual payment date the holder may elect to convert the annual installment of the principal amount due into shares of common stock at $2 per share.

	March 31,	December 31,
	2018	2017

Note payable – monthly interest, 12.75% per annum, matures on September 29, 2020	$5,000,000	$5,000,000
Less discounts	(411,121)	(452,233)
Note payable – monthly interest, 12.75% per annum, matures on September 30, 2022	2,500,000	2,500,000
Less discounts	(646,157)	(704,858)
Subtotal	6,442,722	6,342,909
Less: current portion, net of discount $399,252	265,196	265,196
Long- term portion	$6,177,526	$6,077,713

Principal payments on the above notes mature as follows:
Year ending December 31:
2018	$265,196	$265,196
2019	301,057	301,057
2020	5,341,766	5,341,766
2021	387,980	387,980
2022	440,443	440,443
Thereafter	$6,736,442	$6,736,442

NOTE 5 – Related Party

Since inception, the Company has relied in large part on loans from James Pande and David Hopkins, its principal shareholders, to fund its operations.

Mr. Pande and Mr. Hopkins advanced money to help fund the Company’s operations. Interest rates ranged from 2.9% - 7.5%, per annum. The balance due as of March 31, 2018 and December 31, 2017 was $0, respectively. The related party loan balance of $33,512 as of December 31, 2017 represents reimbursed expenses owed to shareholder.

As of March 31, 2018 and December 31, 2017, the Company has unpaid and accrued salary to its President in the amount of $157,000 and $182,000, respectively.

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

The employment agreement provides for an initial base salary of $175,000. In the event in any calendar year during the initial term or any renewal term, HRD achieves Adjusted EBITDA of $3,500,000, Mr. Hopkins’ annual base salary shall automatically increase to $250,000 and in the event in any calendar year during the initial term or any renewal term, the Company achieves Adjusted EBITDA of $5,000,000, his annual base salary shall automatically increase to $325,000. Mr. Hopkins will also receive a $600 per month car allowance while the employment agreement is in effect.

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

On September 29, 2017, the Company issued 1,751,580 shares of common stock for the purchase of CCI and EZRX (see Note 2). Also, on September 29, 2017, the Company issued 3,584,279 shares of its common stock in connection with its $5 million note (see Note 4).

NOTE 7 – 2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan (the “Incentive Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the Incentive Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of March 31, 2018, options to purchase 1,266,666 shares at an exercise price of $0.35 per share have been granted and are outstanding under the Incentive Plan.

NOTE 8 – Income Taxes

Income tax expense for the three months ended March 31, 2018 and 2017 was $51,029 and $-0-, respectively. The effective tax rates for the three months ended March 31, 2018 and 2017 were 27% and 38.5%, respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

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

NOTE 9 – Business Segment Information

The Company has two reportable segments (ancillary program and prescription medicine) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company’s reportable segments for the three months ended March 31, 2018.

For the three months ended March 31, 2018	Consolidated	Ancillary Program	Prescription Medicine	Corporate

Revenues	$1,924,832	$1,444,060	$480,772	$—
Cost of Revenue	376,096	—	376,096	—
Long-lived assets	7,415,872	6,395,764	1,020,108	—
Income (loss) before income tax	188,996	671,897	95,523	(578,424)
Identifiable assets	4,102,646	3,082,538	1,020,108	—
Depreciation and amortization	120,179	986	—	119,193

The Company only had one reportable segment for the three months ended March 31, 2017.

NOTE 10 – Subsequent Events

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

Forward-Looking Statements

Certain statements made in this report are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Historical Background

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

Business Overview

On September 29, 2017, pursuant to a Securities Purchase Agreement dated August 17, 2017, the Company acquired (the “Acquisition”) all the outstanding shares of Common Compounds, Inc.(“CCI”) and all of the outstanding limited liability company interests of EzPharmaRx, LLC (“EZRX”). HRD, through its subsidiaries, CCI and EZRX, along with a licensed pharmaceutical wholesaler, offer and provide their respective services to physician practices that desire to prescribe and dispense certain pharmaceutical products and medications in the practice’s office to patients receiving treatment for work-related injuries (“In-Office Dispensing Services”).

CCI offers and provides administrative services and billing services to physician practices (each a “Practice” and collectively, the “Practices”) desiring to make certain over-the-counter products, including non-narcotic topical medications, patches, and creams (“OTC Products”), and certain oral prescription medications (“Oral Medications”) available to patients in the physician practice’s office. Each participating Practice is responsible for obtaining and maintaining any necessary and appropriate licenses, permits, or other documentation required to order, receive, store, and dispense OTC Products or Oral Medications in the Practice’s office in accordance with applicable federal and state law. Such services include, but are not limited to, assisting Practices with insurance claim processing, prior authorization, billing and collections, and recordkeeping. CCI offers its services to Practices participating in the OTC Program and the Full-Formulary Program. CCI also provides billing and collection services on behalf of EZRX in connection with EZRX’s sales and distribution of OTC Products to Practices participating in the OTC Program.

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

The Acquisition

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

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

For the three months ended March 31, 2018, we had revenues of $1,924,832, as compared to $-0- for the three months ended March 31, 2017. Revenues in 2018 were wholly generated by the operations of CCI and EZRX subsequent to completion of the Acquisition. Cost of sales was $376,096 for the three months ended March 31, 2018 relating entirely to post-Acquisition operations of CCI and EZRX, as compared to $-0- for the 2017 quarter.

General and administrative costs were $1,103,462 for three months ended March 31, 2018, as compared to $18,767 for the three months ended March 31, 2017. This increase is attributable to the significant expansion of the Company’s operations post-Acquisition. Interest expense was $256,278 for the 2018 quarter, as compared to $2,352 for the 2017 quarter. This increase was due in large part to the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. As a result of the issuance of such notes, it is anticipated that interest expense will increase in future periods.

Income tax provision for the three months ended March 31, 2018 was $51,029, as compared to $-0- for the three months ended March 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated the impact of the Act in the year end income tax provision in accordance with management’s understanding of the Act and guidance available as of the date of this report. The income tax benefit of $7,947 for the three months ended March 31, 2017 was fully reserved.

The Company had net income for the three months ended March 31, 2018 of $137,967, as compared to a net loss of $21,119 for the three months ended March 31, 2017. The change from net loss in the 2017 quarter to net income in the 2018 quarter, was entirely due to post-Acquisition operations of CCI and EZRX.

Liquidity and Capital Resources

As of March 31, 2018, total assets were $9,711,133, as compared to $9,483,169 on December 31, 2017, with the increase attributable to expanded business operations. Total current liabilities as of March 31, 2018 were $1,766,180, as compared to $1,827,025 as of December 31, 2017 and as of March 31, 2018 and December 31, 2017, the Company had long-term liabilities of $7,208,767 and $7,057,925, respectively. The increase changes in the foregoing were due in large part to the accrual of interest on notes issued to the lender on September 29, 2017.

Net cash provided by operating activities increased to $371,163 for the three months ended March 31, 2018, as compared to net cash used in operating activities of $22,439 in the 2017 quarter, resulting from cash generated by the post-Acquisition operations of CCI and EZRX.

Net cash used in investing activities was $12,607 for the three months ended March 31, 2018, as compared to $-0- for the three months ended March 31, 2017, reflecting purchases of property and equipment in the 2018 quarter.

Net cash used in financing activities was $33,512 for the three months ended March 31, 2018, representing the repayment of shareholder loans by the Company during the 2018 quarter. Net cash provided by financing activities for the three months ended March 31. 2017 was $4,334, representing the proceeds from shareholder loans to the Company during the 2017 quarter.

Prior to completion of the Acquisition, our primary sources of capital to develop and implement our business plan were private placements of our securities and shareholder loans.

In order to finance the Acquisition, at Closing, we entered into the GPB Purchase Agreement with GPB, pursuant to which we sold and issued to GPB the $5,000,000 principal amount GPB Note for an aggregate purchase price of $4,900,000 (a 2.0% original issue discount). In addition, Health-Right issued to GPB the 3,584,279 GPB Shares.

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

Critical Accounting Policies

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided.

CCI’s revenue results from the consulting services agreements, which included providing services to physicians for billing insurance companies. CCI remits billings to insurance companies on behalf of the physicians, collect the proceeds and remits an agreed upon percentage amount to the physician. The amounts reported as revenue are net of amounts remitted. The Company accounts for this revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, which states that the revenue is not earned until the company has been paid by the insurance company at which time it becomes realized or realizable.

EZRX’s revenue from the sale of products are recognized when the sale is consummated and title is transferred.

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

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer, as our sole executive officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2017.

Our President and Chief Executive Officer, as our sole executive officer, does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

HEALTH-RIGHT DISCOVERIES, INC.

Dated: May 11, 2018	By:	/s/ David Hopkins
David Hopkins, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)