Form 10-Q
period 2018-06-30
Health-Right Discoveries, Inc.
filed 2018-08-13
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 10, 2018 was 22,869,191 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS:
Cash	$2,203,152	$1,458,942
Accounts receivable, net	374,821	471,112
Inventories	45,030	32,580
Total current assets	2,623,003	1,962,634

Property and equipment, net	49,187	10,592
Intangible assets, net	3,964,150	4,196,717
Goodwill	3,313,226	3,313,226

TOTAL ASSETS	$9,949,566	$9,483,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,294,093	$1,346,317
Loans payable - related parties	—	33,512
Salaries payable - related party	107,000	182,000
Current portion - notes payable, net of discounts of $399,252
June 30, 2018 and December 31, 2017, respectively	265,196	265,196
Total current liabilities	1,666,289	1,827,025

LONG-TERM LIABILITIES:
Notes payable, net of discounts of $558,213 and $757,829
June 30, 2018 and December 31, 2017, respectively	6,277,339	6,077,713
Deferred tax liability	1,095,953	980,212
Total long-term liabilities	7,373,292	7,057,925

Total liabilities	9,039,581	8,884,950

STOCKHOLDERS’ EQUITY
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding June 30, 2018 and December 31, 2017, respectively	—	—
Common Stock, .001 par value, 100,000,000 shares authorized 22,869,191 shares issued and outstanding June 30, 2018 and December 31, 2017, respectively	22,869	22,869
Additional Paid in Capital	1,117,967	1,117,967
Accumulated Deficit	(230,851)	(542,617)
Total stockholders’ equity	909,985	598,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,949,566	$9,483,169

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017

Revenue	$1,892,695	$—	$3,817,334	$—

Cost of Revenue	281,647	—	657,743	—

Gross Profit	1,611,048	—	3,159,591	—

COST AND EXPENSES:
General and administrative	1,114,488	33,356	2,217,757	52,123
Interest expense - related parties	—	2,689	—	5,041
Interest expenses - other	258,049	—	514,327	—
Total cost and expenses	1,372,537	36,045	2,732,084	57,164

Income (loss) before income tax provision	238,511	(36,045)	427,507	(57,164)

Income tax provision	64,712	—	115,741	—

NET INCOME (LOSS)	$173,799	$(36,045)	$311,766	$(57,164)

Income (loss) per common share	0.01	(0.00)	0.01	(0.00)

Weighted average common shares outstanding - basic and diluted	22,869,191	17,533,332	22,869,191	17,533,332

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017

OPERATING ACTIVITIES:
Net income (loss)	$311,766	$(57,164)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	2,484	—
Amortization	232,566	—
Non-cash interest	199,626	—
Deferred income tax benefit	115,741	—
Changes in operating assets and liabilities:
Accounts receivable	96,291	—
Inventories	(12,450)	—
Accounts payable and accrued expenses	(52,223)	—
Accrued salary to related party	(75,000)	27,000
Accrued interest	—	(14,073)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	818,801	(44,237)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	—	(25,000)
Purchase of property and equipment	(41,079)	—
NET CASH USED IN INVESTING ACTIVITIES	(41,079)	(25,000)

FINANCING ACTIVITIES:
Proceeds of loan from related parties	—	50,907
Repayment of related party loan	(33,512)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(33,512)	50,907

INCREASE (DECREASE) IN CASH	744,210	(18,330)

CASH - BEGINNING OF PERIOD	1,458,942	18,373

CASH - END OF PERIOD	$2,203,152	$43

Supplemental disclosures of cash flow information:
Cash paid for interest	$375,416	$—

Cash paid for income taxes	$—	$—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

The significant accounting policies of Health-Right Discoveries, Inc and its subsidiaries (collectively, the “Company”) were described in Note 1 to the audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K (“2017 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2018.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statement and notes thereto included in the 2017 Form 10-K for the year ended December 31, 2017. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations. In the first and second quarters of 2018 and 2017, the Company recorded a loss of $-0- due to management’s estimate of obsolete inventory.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions are capitalized, repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

	June 30, 2018	December 31, 2017
Machinery and equipment – 7 years	$60,274	$19,195
Accumulated depreciation	(11,087)	(8,603)
Total property and equipment	$49,187	$10,592

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

The following table provides unaudited pro forma results of operations for the three and six months ended June 31, 2017 as if the acquisitions had been consummated as of the beginning of that period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

	(Unaudited) Pro Forma Results Three and Six months ended June 30, 2017
	Three months	Six months

Revenues	$1,721,185	$2,953,738
Income before income taxes	$567,145	$652,370

Basic and fully diluted earnings (loss) per share	$0.02	$0.03

NOTE 3 – Intangible Assets

Amortizing	Estimates	Gross
Intangible Assets	Useful Life	Carrying Amount

Customer Lists	10 years	$2,653,000
Tradenames	15 years	377,000
IP Technologies	10 years	819,000
Non-compete	5 years	464,000
		4,313,000
Less: Accumulated Amortization		(348,850)

		$3,964,150

The amortization expense related to the intangible assets was $116,283 and $232,566 for the three and six months ended June 30, 2018, respectively and $-0- for the comparative periods in 2017.

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

	June 30,	December 31,
	2018	2017

Note payable – monthly interest, 12.75% per annum, matures on September 29, 2020	$5,000,000	$5,000,000
Less discounts	(370,009)	(452,233)
Note payable – monthly interest, 12.75% per annum, matures on September 30, 2022	2,500,000	2,500,000
Less discounts	(587,456)	(704,858)
Subtotal	6,542,535	6,342,909
Less: current portion, net of discount $399,252	265,196	265,196
Long- term portion	$6,277,339	$6,077,713

Principal payments on the above notes mature as follows:

Year ending June 30:
2018	$265,196
2019	301,057
2020	5,341,766
2021	387,980
2022	440,443
Thereafter	$6,736,442

NOTE 5 – Related Party

Since inception, the Company has relied in large part on loans from James Pande and David Hopkins, its principal shareholders, to fund its operations.

Mr. Pande and Mr. Hopkins advanced money to help fund the Company’s operations. Interest rates ranged from 2.9% - 7.5%, per annum. The balance due as of June 30, 2018 and December 31, 2017 was $0, respectively. The related party loan balance of $33,512 as of December 31, 2017 represented reimbursed expenses owed to shareholder.

As of June 30, 2018 and December 31, 2017, the Company has unpaid and accrued salary to its President in the amount of $107,000 and $182,000, respectively.

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

On September 29, 2017, the Company issued 1,751,580 shares of common stock for the purchase of CCI and EZ (see Note 2). Also, on September 29, 2017, the Company issued 3,584,279 shares of its common stock in connection with its $5 million note (see Note 4).

NOTE 7 – 2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan (the “Incentive Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the Incentive Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of June 30, 2018, options to purchase 1,266,666 shares at an exercise price of $0.35 per share have been granted and are outstanding under the Incentive Plan.

NOTE 8 – Income Taxes

Income tax expense for the three and six months ended June 30, 2018 was $64,712 and $115,741, respectively and $-0- for the comparative periods during 2017. The effective tax rates for the six months ended June 30, 2018 and 2017 were 27% and 38.5%, respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

As of December 31, 2017, the Company had approximately $258,778 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2031.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 9 – Business Segment Information

The Company has two reportable segments (billing services and OTC and prescription medication) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company's reportable segments for the six months ended June 30, 2018.

For the three months ended June 30, 2018	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$1,892,695	$1,499,903	$392,792	$—
Cost of Revenue	281,647	—	281,647	—
Long-lived assets	7,326,563	6,335,526	991,037	—
Income (loss) before income tax	238,511	746,454	77,002	(584,945)
Identifiable assets	4,013,337	3,022,300	991,037	—
Depreciation and amortization	120,692	1,499	—	119,193

For the six months ended June 30, 2018	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$3,817,334	$2,943,962	$873,372	$—
Cost of Revenue	657,743	—	657,743	—
Long-lived assets	7,326,563	6,335,526	991,037	—
Income (loss) before income tax	427,507	1,418,351	172,526	(1,163,370)
Identifiable assets	4,013,337	3,022,300	991,037	—
Depreciation and amortization	240,870	2,484	—	238,386

The Company only had one reportable segment for the three and six months ended June 30, 2017.

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

For the three months ended June 30, 2018, we had revenues of $1,892,695, as compared to $-0- for the three months ended June 30, 2017. Revenues in 2018 were wholly generated by the operations of CCI and EZRX subsequent to completion of the Acquisition. Cost of sales was $281,647 for the three months ended June 30, 2017, relating entirely to post-Acquisition operations of CCI and EZRX, as compared to $-0- for the 2017 quarter.

General and administrative costs were $1,114,488 for the three months ended June 30, 2018, as compared to $33,356 for the three months ended June 30, 2017. This increase is attributable to the significant expansion of the Company’s operations post-Acquisition. Interest expense was $258,049 for the 2018 quarter, as compared to $2,689 for the 2017 quarter. This increase was due in large part to the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. As a result of the issuance of such notes, it is anticipated that interest expense will increase in future periods.

Income tax provision for the three months ended June 30, 2018 was $64,712, as compared to $-0- for the three months ended June 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated the impact of the Act in the year end income tax provision in accordance with management’s understanding of the Act and guidance available as of the date of this report. The income tax benefit of $13,967 for the three months ended June 30, 2017 was fully reserved.

The Company had net income for the three months ended June 30, 2018 of $173,799, as compared to a net loss of $36,045 for the three months ended June 30, 2017. The change from net loss in the 2017 quarter to net income in the 2018 quarter, was entirely due to post-Acquisition operations of CCI and EZRX.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

For the six months ended June 30, 2018, we had revenues of $3,817,334, as compared to $-0- for the six months ended June 30, 2017. Revenues in 2018 were wholly generated by the operations of CCI and EZRX subsequent to completion of the Acquisition. Cost of sales was $657,743 for the six months ended June 30, 2017, relating entirely to post-Acquisition operations of CCI and EZRX, as compared to $-0- for the 2017 period.

General and administrative costs were $2,217,757 for the six months ended June 30, 2018, as compared to $52,123 for the six months ended June 30, 2017. This increase is attributable to the significant expansion of the Company’s operations post-Acquisition. Interest expense was $514,327 for the 2018 period, as compared to $5,041 for the 2017 period. This increase was due in large part to the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. As a result of the issuance of such notes, it is anticipated that interest expense will increase in future periods.

Income tax provision for the six months ended June 30, 2018 was $115,741, as compared to $-0- for the six months ended June 30, 2017.

The Company has calculated the impact of the Act, which was signed into law in December 2017, in the year end income tax provision in accordance with management’s understanding of the Act and guidance available as of the date of this report. The income tax benefit of $22,151 for the six months ended June 30, 2017 was fully reserved.

The Company had net income for the six months ended June 30, 2018 of $311,766, as compared to a net loss of $57,164 for the six months ended June 30, 2017. The change from net loss in the 2017 period to net income in the 2018 period, was entirely due to post-Acquisition operations of CCI and EZRX.

Liquidity and Capital Resources

As of June 30, 2018, total assets were $9,949,566, as compared to $9,483,169 on December 31, 2017, with the increase attributable to expanded business operations. Total current liabilities as of June 30, 2018 were $1,666,289, as compared to $1,827,025 as of December 31, 2017 and as of June 30, 2018 and December 31, 2017, the Company had long-term liabilities of $7,373,292 and $7,057,925, respectively. The increase changes in the foregoing were due in large part to the accrual of interest on notes issued to the lender on September 29, 2017.

Net cash provided by operating activities increased to $818,801 for the six months ended June 30, 2018, as compared to net cash used in operating activities of $44,237 in the 2017 period, resulting from cash generated by the post-Acquisition operations of CCI and EZRX.

Net cash used in investing activities was $41,079 for the six months ended June 30, 2018, as compared to $-0- for the six months ended June 30, 2017, reflecting purchases of property and equipment in the 2018 period.

Net cash used in financing activities was $33,512 for the six months ended June 30, 2018, representing the repayment of shareholder loans by the Company during the 2018 period. Net cash provided by financing activities for the six months ended June 30, 2017 was $50,907, representing the proceeds from shareholder loans to the Company during the 2017 period.

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

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer, as our sole executive officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

HEALTH-RIGHT DISCOVERIES, INC.

Dated: August 13, 2018	By:	/s/ David Hopkins
David Hopkins, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)