Form 10-Q
period 2018-09-30
Health-Right Discoveries, Inc.
filed 2018-11-09
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 8, 2018 was 22,869,191 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS:
Cash	$2,109,656	$1,458,942
Accounts receivable, net	291,514	471,112
Inventories	41,056	32,580
Prepaid and other assets	15,750	—
Total current assets	2,457,976	1,962,634

Property and equipment, net	49,314	10,592
Intangible assets, net	3,847,867	4,196,717
Goodwill	3,313,226	3,313,226

TOTAL ASSETS	$9,668,383	$9,483,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,053,344	$1,346,317
Loans payable - related parties	—	33,512
Salaries payable - related party	82,000	182,000
Current portion - notes payable, net of discounts of $399,252 September 30, 2018 and December 31, 2017, respectively	265,196	265,196
Total current liabilities	1,400,540	1,827,025

LONG-TERM LIABILITIES:
Notes payable, net of discounts of $458,390 and $757,829 September 30, 2018 and December 31, 2017, respectively	6,377,152	6,077,713
Deferred tax liability	1,028,894	980,212
Total long-term liabilities	7,406,046	7,057,925

Total liabilities	$8,806,586	$8,884,950

STOCKHOLDERS’ EQUITY
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding September 30, 2018 and December 31, 2017, respectively	—	—
Common Stock, .001 par value, 100,000,000 shares authorized 22,869,191 shares issued and outstanding September 30, 2018 and December 31, 2017, respectively	22,869	22,869
Additional Paid in Capital	1,117,967	1,117,967
Accumulated Deficit	(279,039)	(542,617)
Total stockholders’ equity	861,797	598,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,668,383	$9,483,169

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017

Revenue	$1,361,956	$—	$5,179,290	$—

Cost of Revenue	207,508	—	865,251	—

Gross Profit	1,154,448	—	4,314,039	—

COST AND EXPENSES:
Acquisition Costs	—	370,000	—	370,000
General and administrative	964,352	26,750	3,182,109	78,874
Interest expense - related parties	—	2,897	—	7,938
Interest expenses - other	261,591	3,541	775,918	3,541
Total cost and expenses	1,225,943	403,188	3,958,027	460,353

Income (loss) before income tax (provision) benefit	(71,495)	(403,188)	356,012	(460,353)

Income tax (provision) benefit	23,307	—	(92,434)	—

NET INCOME (LOSS)	$(48,188)	$(403,188)	$263,578	$(460,353)

Income (loss) per common share	(0.00)	(0.02)	0.01	(0.03)

Weighted average common shares outstanding - basic and diluted	22,869,191	17,649,329	22,869,191	17,572,138

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017

OPERATING ACTIVITIES:
Net income (loss)	$263,578	$(460,353)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation expense	5,018	—
Amortization	348,850	—
Non-cash interest	299,439	—
Deferred income tax benefit	48,682	—
Changes in operating assets and liabilities:
Accounts receivable	179,598	—
Inventories	(8,476)	—
Prepaid and other assets	(15,750)	—
Accounts payable and accrued expenses	(292,973)	14,576
Accrued salary to related party	(100,000)	38,000
Accrued interest	—	3,541
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	727,966	(404,236)

INVESTING ACTIVITIES:
Cash paid for Acquisitions, net of cash acquired	—	(3,518,641)
Purchase of property and equipment	(43,740)	—
NET CASH USED IN INVESTING ACTIVITIES	(43,740)	(3,518,641)

FINANCING ACTIVITIES:
Repayment of related party loan	(33,512)	(193,662)
Proceeds from note payable, net of loan costs	—	4,865,083
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(33,512)	4,671,421

INCREASE IN CASH	650,714	748,544

CASH - BEGINNING OF PERIOD	1,458,942	18,373

CASH - END OF PERIOD	$2,109,656	$766,917

Noncash investing and financing activities:
Debt incurred for acquisitions, net of imputed interest	$—	$1,736,442

Supplemental disclosures of cash flow information:
Cash paid for interest	$485,207	$—

Cash paid for income taxes	$—	$—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

The significant accounting policies of Health-Right Discoveries, Inc and its subsidiaries, (collectively, the “Company”) were described in Note 1 to the audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K (“2017 Form 10-K”). There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2018.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statement and notes thereto included in the 2017 Form 10-K. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations. In the nine months of 2018 and 2017, the Company recorded no loss due to management’s estimate of obsolete inventory.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions are capitalized, repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

	September 30, 2018	December 31, 2017
Machinery and equipment – 7 years	$62,935	$19,195
Accumulated depreciation	(13,621)	(8,603)
Total property and equipment	$49,314	$10,592

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

The revenue from the Company’s subsidiary, Common Compounds, Inc., n/k/a Complete Claim Management, Inc. (“CCI”) predominantly represent consulting services agreements, which included providing services to physicians for billing insurance companies. The amounts reported as revenue are net of amounts remitted.

The revenue from the Company’s second subsidiary EZPharmaRx, LLC n/k/a Script Connection, LLC(“SCLLC”) sale of products are recognized when the sale is consummated and title is transferred. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, payment terms, and the assignment of rights and warranties from the Company to the customer. Management has identified the promise in the sale contract to be the transfer of ownership of the asset. Management believes the asset holds standalone value to the customer as it is not dependent on any other services for functionality purposes and therefore is distinct within the context of the contract and as described in ASC 606-10. As such, management has identified the transfer of the asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of assets) and is explicitly stated in each contract. Sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer to be the date the customer obtains control and title over the asset and the date which revenue is to be recognized and payment is due. As such, there is no impact to the timing and amounts of revenue recognized for equipment sales related to the implementation of ASC 606.

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

NOTE 2 – Acquisitions

The Company Health-Right Discoveries, Inc. modified its business plan from building a platform of products in the nutraceutical and dietary supplement space to seeking acquisitions in the healthcare field. HRD identified two target companies for sale that fit their plan going forward of acquiring small, profitable, privately held companies in the healthcare space that generate at least $5 million in revenue and $1 million in EBITDA.

On September 29, 2017, the Company finalized a securities purchase agreement to purchase 100% of the outstanding equity interests in CCI and SCLLC for $6.1 million plus 1,751,580 shares of its common stock. The $6.1 million purchase price consists of $3.6 million cash and a $2.5 million 5-year non-interest bearing note, payable at $500,000 per year. Interest on the non-interest bearing note has been imputed using 12.75% interest rate (see Note 4).

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

The following table provides unaudited pro forma results of operations for the three and nine months ended September 30, 2017 as if the acquisitions had been consummated as of the beginning of that period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

	(Unaudited) Pro Forma Results Three and Nine months ended September 30, 2017
	Three months	Nine months

Revenues	$2,043,272	$4,997,009
Income before income taxes	$27,094	$676,463

Basic and fully diluted earnings (loss) per share	$0.00	$0.03

NOTE 3 – Intangible Assets

Amortizing	Estimates	Gross
Intangible Assets	Useful Life	Carrying Amount

Customer Lists	10 years	$2,653,000
Tradenames	15 years	377,000
IP Technologies	10 years	819,000
Non-compete	5 years	464,000
		4,313,000
Less: Accumulated Amortization		(465,133)

		$3,847,867

The amortization expense related to the intangible assets was $116,283 and $348,850 for the three and nine months ended September 30, 2018, respectively and $-0- for the comparative periods in 2017.

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

The Company, as part of consideration for the purchase of CCI and SCLLC, issued a $2.5 million promissory note to the seller. The note is non-interest bearing with five annual payments of $500,000 (subject to adjustment to $377,400 if the business of CCI and SCLLC does not meet certain financial targets in 2017 and 2018) and matures on September 30, 2022. Interest has been imputed at 12.75% per annum. Upon each annual payment date (each, a “Due Date”), the holder may elect to convert the annual installment of the principal amount due into shares of common stock at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per share, the installment payable upon such Due Date may not be converted into shares without written agreement between the Company and the seller.

	September 30,	December 31,
	2018	2017

Note payable – monthly interest, 12.75% per annum, matures on September 29, 2020	$5,000,000	$5,000,000
Less discounts	(328,897)	(452,233)
Note payable – monthly interest, 12.75% per annum, matures on September 30, 2022	2,500,000	2,500,000
Less discounts	(528,755)	(704,858)
Subtotal	6,642,348	6,342,909
Less: current portion, net of discount $399,252	265,196	265,196
Long- term portion	$6,377,152	$6,077,713

Principal payments on the above notes mature as follows:

Year ending December 31:
2018	$500,000
2019	500,000
2020	5,500,000
2021	500,000
2022	500,000
Thereafter	$7,500,000

NOTE 5 – Related Party

From inception through September 30, 2017, the Company relied in large part on loans from James Pande and David Hopkins, its principal shareholders, to fund its operations.

Mr. Pande and Mr. Hopkins advanced money to help fund the Company’s operations. Interest rates ranged from 2.9% - 7.5%, per annum. The balance due as of September 30, 2018 and December 31, 2017 was $0, respectively. The related party loan balance of $33,512 as of December 31, 2017 represented reimbursed expenses owed to shareholder.

As of September 30, 2018 and December 31, 2017, the Company has unpaid and accrued salary to its President in the amount of $82,000 and $182,000, respectively.

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

On September 29, 2017, the Company issued 1,751,580 shares of common stock for the purchase of CCI and SCLLC (see Note 2). Also, on September 29, 2017, the Company issued 3,584,279 shares of its common stock in connection with its $5 million note (see Note 4).

NOTE 7 – 2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan (the “Incentive Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the Incentive Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of September 30, 2018, options to purchase 1,266,666 shares at an exercise price of $0.35 per share have been granted and are outstanding under the Incentive Plan.

NOTE 8 – Income Taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2018 was ($23,307) and $92,434, respectively and $-0- for the comparative periods during 2017. The effective tax rates for the nine months ended September 30, 2018 and 2017 were 27% and 38.5%, respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

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

NOTE 9 – Business Segment Information

The Company has two reportable segments (billing services and OTC and prescription medication) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company’s reportable segments for the nine months ended September 30, 2018.

For the three months ended September 30, 2018	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$1,361,956	$1,083,773	$278,183	$—
Cost of Revenue	207,508	—	207,508	—
Long-lived assets	7,210,407	6,248,440	961,967	—
Income (loss) before income tax	(71,495)	460,974	57,680	(590,149)
Identifiable assets	3,897,181	2,935,214	961,967	—
Depreciation and amortization	121,726	91,928	29,798

For the nine months ended September 30, 2018	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$5,179,290	$4,027,735	$1,151,555	$—
Cost of Revenue	865,251	—	865,251	—
Long-lived assets	7,210,407	6,248,440	961,967	—
Income (loss) before income tax	356,012	1,879,325	230,206	(1,753,519)
Identifiable assets	3,897,181	2,935,214	961,967	—
Depreciation and amortization	353,868	266,655	87,213

The Company only had one reportable segment for the three and nine months ended September 30, 2017.

NOTE 10 – Litigation

In August 2018, we were served with a complaint (which was amended in September 2018 to include David Hopkins, our CEO, as a defendant), filed in Miami-Dade County, Florida Circuit Court by the seller of CCI and SCLLC, the two Arkansas-based companies that we acquired in September 2017. In the complaint, the seller alleges breach of contract and fraud in that we allegedly failed to pay him excess working capital as of the closing of the acquisition of approximately $381,000 and failed to reimburse him for certain credit card expenses. We believe that the seller’s claims are without merit, as his calculation of working capital does not follow the methodology provided for in the Securities Purchase Agreement for the transaction (the “SPA”) and that in fact, there was a working capital shortfall at closing of approximately $725,000 (for which we have demanded payment). Moreover, the seller has refused to submit the working capital dispute to the resolution process provided for in the SPA. Accordingly, we have filed a motion to dismiss the amended complaint. Seller’s counsel is expected to file a response to our motion, after which we will await a ruling from the Court.

NOTE 11 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were subsequent events requiring adjustment to or disclosure in the financial statements.

The Company is expanding to the State of South Carolina and has entered into a 4 year lease for office space, which commenced on November 1, 2018 and expires on October 31, 2022. The monthly rent for the first 24 months is $750.00 and will increase to $800.00 per month for the remaining 24 months.

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

Historical Background

Health-Right was founded as a natural biotech company that seeks to combine science and nutrition to develop branded ingredients, formulations and products that seek to provide a better quality of life for consumers who primarily suffer from stress-induced viruses and diseases. The Company developed a formulation platform by utilizing and scientifically combining various natural ingredients to help positively influence the interrelationship between stress and the immune system. The Company initially applied the formulation platform to Advanced H-Plex Defense Formula 11, its first product (“H-Plex Defense”), an all-natural dietary supplement whose formulation sought to address less than optimal nutrition and nutritional deficiencies to aid persons afflicted with Herpes Simplex Virus 1. Despite test marketing H-Plex Defense through the end of 2014 and positive customer feedback, HRD was unable to raise sufficient capital to complete development of and commercialize H-Plex Defense.

Accordingly, during 2016, the Company shifted its focus to identifying and exploring various opportunities for growth and revenue generation through the acquisition of other products, technologies or companies in the natural biotech, healthcare, nutraceutical and related fields.

Business Overview

On September 29, 2017, pursuant to a Securities Purchase Agreement dated August 17, 2017, the Company acquired (the “Acquisition”) all the outstanding shares of Common Compounds, Inc., n/k/a Complete Claim Management, Inc. (“CCI”) and EZPharmaRX, LLC n/k/a Script Connection, LLC (“SCLLC”). HRD, through its subsidiaries, CCI and SCLLC, along with a licensed pharmaceutical wholesaler, offer and provide their respective services to physician practices that desire to prescribe and dispense certain pharmaceutical products and medications in the practice’s office to patients receiving treatment for work-related injuries (“In-Office Dispensing Services”).

CCI offers and provides administrative services and billing services to physician practices (each a “Practice” and collectively, the “Practices”) desiring to make certain over-the-counter products, including non-narcotic topical medications, patches, and creams (“OTC Products”), and certain oral prescription medications (“Oral Medications”) available to patients in the physician practice’s office. Each participating Practice is responsible for obtaining and maintaining any necessary and appropriate licenses, permits, or other documentation required to order, receive, store, and dispense OTC Products or Oral Medications in the Practice’s office in accordance with applicable federal and state law. Such services include, but are not limited to, assisting Practices with insurance claim processing, prior authorization, billing and collections, and recordkeeping. CCI offers its services to Practices participating in the OTC Program and the Full-Formulary Program. CCI also provides billing and collection services on behalf of SCLLC in connection with SCLLC’s sales and distribution of OTC Products to Practices participating in the OTC Program.

SCL offers OTC Products to Practices that desire to make such products available to patients in the Practice’s office through participation in the OTC Program. SCLLC is not a compounding pharmacy, and neither CCI nor SCLLC is involved in creating topicals with compounding pharmacies.

Practices participating in the Full-Formulary Program may order and obtain certain Oral Medications directly from a licensed pharmaceutical wholesaler that oversees and manages the sale and distribution of Oral Medications in connection with the Full-Formulary Program.

The Acquisition

The purchase price for the Acquisition (the “Purchase Price”) consisted of (a) $6,100,000 in cash (the “Cash Purchase Price”); and (b) 1,751,580 “restricted” shares of HRD’s common stock (the “Acquisition Shares”). The Purchase Price was paid at Closing by (a) payment by the Company to the seller of $3,600,000 of the Cash Purchase Price; (b) issuance by the Company to the seller of the Acquisition Shares; and (c) execution and delivery to the seller of a convertible promissory note for the $2,500,000 balance of the Cash Purchase Price (the “CCM Note”).

The CCM Note, which does not bear interest, is payable in five equal annual installments of $500,000 on the first, second, third, fourth and fifth anniversaries of the Closing (each a “Due Date”), which installments will be reduced to $377,400 each (with a corresponding reduction in the Cash Purchase Price), if the business fails to meet certain agreed upon financial targets for the years ending December 31, 2017 and 2018. Upon each Due Date, the seller, at his sole option, may elect to convert the annual installment then due under the Note, into shares of Health-Right’s common stock (the “HRD Shares”) at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the HRD Shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per HRD Share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per HRD Share, the installment payable upon such Due Date may not be converted into HRD Shares without written agreement between the Company and the seller.

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

For the three months ended September 30, 2018, we had revenues of $1,361,956, as compared to $-0- for the three months ended September 30, 2017. Revenues in 2018 were wholly generated by the operations of CCI and SCLLC subsequent to completion of the Acquisition. Cost of sales was $207,508 for the three months ended September 30, 2018, relating entirely to post-Acquisition operations of CCI and SCLLC, as compared to $-0- for the 2017 quarter.

Acquisition costs were $0 for the three months ended September 30, 2018 compared to $370,000 for the 2017 quarter. This was attributable to the purchase of CCI and SCLLC.

General and administrative costs were $964,352 for the three months ended September 30, 2018, as compared to $26,750 for the three months ended September 30, 2017. This increase is attributable to the significant expansion of the Company’s operations post-Acquisition. Interest expense was $261,591 for the 2018 quarter, as compared to $6,438 for the 2017 quarter. This increase was due in large part to the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. As a result of the issuance of such notes, it is anticipated that interest expense will increase in future periods.

Income tax provision (benefit) for the three months ended September 30, 2018 was $23,307, as compared to $-0- for the three months ended September 30, 2017.

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

The Company had net loss for the three months ended September 30, 2018 of $48,188, as compared to a net loss of $403,188 for the three months ended September 30, 2017. The change from net loss in the 2017 quarter to net income in the 2018 quarter, was entirely due to post-Acquisition operations of CCI and SCLLC.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

For the nine months ended September 30, 2018, we had revenues of $5,179,290, as compared to $-0- for the nine months ended September 30, 2017. Revenues in 2018 were wholly generated by the operations of CCI and SCLLC subsequent to completion of the Acquisition. Cost of sales was $865,251 for the nine months ended September 30, 2018, relating entirely to post-Acquisition operations of CCI and SCLLC, as compared to $-0- for the 2017 period.

Acquisition costs were $0 for the nine months ended September 30, 2018 compared to $370,000 for the 2017 quarter. This was attributable to the purchase of CCI and SCLLC.

General and administrative costs were $3,182,109 for the nine months ended September 30, 2018, as compared to $78,874 for the nine months ended September 30, 2017. This increase is attributable to the significant expansion of the Company’s operations post-Acquisition. Interest expense was $775,918 for the 2018 period, as compared to $11,479 for the 2017 period. This increase was due in large part to the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. As a result of the issuance of such notes, it is anticipated that interest expense will increase in future periods.

Income tax provision for the nine months ended September 30, 2018 was $92,434, as compared to $-0- for the nine months ended September 30, 2017.

The Company has calculated the impact of the Act, which was signed into law in December 2017, in the year end income tax provision in accordance with management’s understanding of the Act and guidance available as of the date of this report. The income tax benefit of $124,295 for the nine months ended September 30, 2017 was fully reserved.

The Company had net income for the nine months ended September 30, 2018 of $263,578, as compared to a net loss of $460,353 for the nine months ended September 30, 2017. The change from net loss in the 2017 period to net income in the 2018 period, was entirely due to post-Acquisition operations of CCI and SCLLC.

Liquidity and Capital Resources

As of September 30, 2018, total assets were $9,668,383, as compared to $9,483,169 on December 31, 2017, with the increase attributable to expanded business operations. Total current liabilities as of September 30, 2018 were $1,400,540, as compared to $1,827,025 as of December 31, 2017 and as of September 30, 2018 and December 31, 2017, the Company had long-term liabilities of $7,406,046 and $7,057,925, respectively. The decrease changes in the foregoing were due to amortization of the note discounts.

Net cash provided by operating activities increased to $727,966 for the nine months ended September 30, 2018, as compared to net cash used in operating activities of $404,236 in the 2017 period, resulting from cash generated by the post-Acquisition operations of CCM and SCL.

Net cash used in investing activities was $43,740 for the nine months ended September 30, 2018, as compared to $3,518,641 for the nine months ended September 30, 2017, reflecting purchases of property and equipment and cash used for the CCM and SCL acquisitions in the 2018 period.

Net cash used in financing activities was $33,512 for the nine months ended September 30, 2018, representing the repayment of shareholder loans by the Company during the 2018 period. Net cash provided by financing activities for the nine months ended September 30, 2017 was $4,671,421, representing the proceeds from shareholder loans and various lenders to the Company during the 2017 period for the acquisitions.

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

SCLLC’s revenue from the sale of products are recognized when the sale is consummated and title is transferred. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, payment terms, and the assignment of rights and warranties from the Company to the customer. Management has identified the promise in the sale contract to be the transfer of ownership of the asset. Management believes the asset holds standalone value to the customer as it is not dependent on any other services for functionality purposes and therefore is distinct within the context of the contract and as described in ASC 606-10. As such, management has identified the transfer of the asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of assets) and is explicitly stated in each contract. Sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer to be the date the customer obtains control and title over the asset and the date which revenue is to be recognized and payment is due. As such, there is no impact to the timing and amounts of revenue recognized for equipment sales related to the implementation of ASC 606.

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

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer, as our sole executive officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In August 2018, we were served with a complaint (which was amended in September 2018 to include David Hopkins, our CEO, as a defendant), filed in Miami-Dade County, Florida Circuit Court by the seller of Complete Claim Management, Inc. f/k/a Common Compounds, Inc. and Script Connection, LLC f/k/a EZPharmaRx, LLC, the two Arkansas-based companies that we acquired in September 2017. In the complaint, the seller alleges breach of contract and fraud in that we allegedly failed to pay him excess working capital as of the closing of the acquisition of approximately $381,000 and failed to reimburse him for certain credit card expenses. We believe that the seller’s claims are without merit, as his calculation of working capital does not follow the methodology provided for in the Securities Purchase Agreement for the transaction (the “SPA”) and that in fact, there was a working capital shortfall at closing of approximately $725,000 (for which we have demanded payment). Moreover, the seller has refused to submit the working capital dispute to the resolution process provided for in the SPA. Accordingly, we have filed a motion to dismiss the amended complaint. Seller’s counsel is expected to file a response to our motion, after which we will await a ruling from the Court.

In addition to the foregoing, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

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

HEALTH-RIGHT DISCOVERIES, INC.

Dated: November 9, 2018	By:	/s/ David Hopkins
David Hopkins, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)