Form 10-K
period 2018-12-31
Health-Right Discoveries, Inc.
filed 2019-04-12
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of April 11, 2019 was 22,869,191 shares.

HEALTH-RIGHT DISCOVERIES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

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

PART I

Item 1 Business.

Historical Background

Health-Right was founded as a natural biotech company that sought to combine science and nutrition to develop branded ingredients, formulations and products that seek to provide a better quality of life for consumers who primarily suffer from stress-induced viruses and diseases. The Company developed a formulation platform by utilizing and scientifically combining various natural ingredients to help positively influence the interrelationship between stress and the immune system. The Company initially applied the formulation platform to Advanced H-Plex Defense Formula 11, its first product (“H-Plex Defense”), an all-natural dietary supplement whose formulation sought to address less than optimal nutrition and nutritional deficiencies to aid persons afflicted with Herpes Simplex Virus 1. Despite test marketing H-Plex Defense through the end of 2014 and positive customer feedback, HRD was unable to raise sufficient capital to complete development of and commercialize H-Plex Defense.

Accordingly, during 2016, the Company shifted its focus to identifying and exploring various opportunities for growth and revenue generation through the acquisition of other products, technologies or companies in the natural biotech, healthcare, nutraceutical and related fields.

Business Overview

On September 29, 2017, pursuant to a Securities Purchase Agreement dated August 17, 2017, the Company acquired (the “Acquisition”) all the outstanding shares of Common Compounds, Inc., n/k/a CCI Billing, Inc. d/b/a Complete Claim Management (“CCI”) and EZPharmaRx, LLC n/k/a Script Connection, LLC (“SCLLC”). HRD, through its subsidiaries, CCI and SCLLC, along with licensed pharmaceutical wholesalers, offer and provide their respective services to physician practices that desire to prescribe and dispense certain pharmaceutical products and medications in the practice’s office to patients receiving treatment for work-related injuries (“In-Office Dispensing Services”).

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

SCLLC offers OTC Products to Practices that desire to make such products available to patients in the Practice’s office through participation in the OTC Program. SCLLC is not a compounding pharmacy, and neither CCI nor SCLLC is involved in creating topicals with compounding pharmacies.

Practices participating in the Full-Formulary Program may order and obtain certain Oral Medications directly from a licensed pharmaceutical wholesaler that oversees and manages the sale and distribution of Oral Medications in connection with the Full-Formulary Program.

Since completion of the Acquisition, the Company has focused on restructuring CCI’s and SCLLC’s business operations and refining their business model to improve efficiency and profitability, as well as expanding those operations.

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

Our Business

Overview

HRD, through its subsidiaries, CCI and SCLLC, along with licensed pharmaceutical wholesalers, offer and provide their respective services to physician practices that desire to prescribe and dispense certain pharmaceutical products and medications in the practice’s office to patients receiving treatment for work-related injuries (“In-Office Dispensing Services”).

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

SCLLC offers OTC pharmaceutical products, including non-narcotic topical medications, patches, and creams (collectively, “OTC Products”), to Practices that desire to make such products available to patients in the Practice’s office through participation in the OTC Program. SCLLC is not a compounding pharmacy, and neither CCI nor SCLLC is involved in creating topicals with compounding pharmacies.

Practices participating in the Full-Formulary Program may order and obtain certain oral prescription medications (collectively, “Oral Medications”) directly from licensed pharmaceutical wholesalers that oversee and manage the sale and distribution of Oral Medications in connection with the Full-Formulary Program.

OTC Program

The OTC Program allows Practices to order, prescribe, and dispense OTC Products in the Practice’s office to patients receiving treatment for work-related injuries. Practices participating in the OTC Program may purchase the OTC Products directly from SCLLC in accordance with the terms and conditions of SCLLC’s sales and distribution agreement. The sales and distribution agreement specifies the OTC Products available for purchase from SCLLC, product prices, and applicable terms and conditions.

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

Full-Formulary Program

The Full-Formulary Program allows Practices to order, prescribe, and dispense certain Oral Medications within the Practice’s office for patients receiving treatment for work-related injuries. Participating Practices may order and receive Oral Medications directly from licensed pharmaceutical wholesalers. Practices may utilize the Full-Formulary software to order Oral Medications from a licensed pharmaceutical wholesaler, manage inventory, and submit claims for Oral Medications prescribed and dispensed in the Practice’s office. Participation in the Full-Formulary Program is subject to the terms and conditions of a written services agreement between the Practice and the licensed wholesale pharmaceutical distributors.

Program Process

Participating Practices, and their licensed medical practitioners, use their independent professional judgment when: (a) deciding which OTC Products or Oral Medications will be made available for in-office dispensing at any given time or location; and (b) determining whether prescribing and dispensing such medications is medically necessary and appropriate. Each Practice is responsible for ordering, storing, and maintaining the OTC Products and Oral Medications in compliance with applicable state and federal requirements. Neither SCLLC nor CCI receive or otherwise accept physical possession or title of Oral Medications ordered, stored, or maintained by the Practices participating in the Full-Formulary Program. When a Practice’s physician or other authorized practitioner (each a “Prescriber”) determines, in his or her professional judgment, that a product or medication is medically appropriate for the treatment of a specific patient, the Prescriber writes a prescription for the medication, dispenses the medication to the patient, and submits the necessary and appropriate documentation for billing purposes. Billing documentation may be submitted directly to CCI or electronically through the Full-Formulary Program software. Generally, participating Practices receive reimbursement for In-Office Dispensing Services pursuant to a fee schedule, in accordance with applicable law and regulations, which is often based on a percentage or multiplier of the average wholesale price (“AWP”) for the drug or ingredient and may include a dispensing fee. For most states with prescription drug fee schedules, the maximum amount reimbursable (“MAR”) generally specified as a multiplier times AWP times the quantity of drugs dispensed, plus a dispensing fee. Multipliers, dispensing fees, and therefore the MAR allowed may vary between and within states according to characteristics of the drug transactions (e.g., brand name vs. generic drugs, pharmacy vs. physician dispensing). AWP multipliers (i.e., the multiple to the AWP) range from 80% to 140%, and dispensing fees generally go from $0 to $12. AWP is the common measure by which third-party payors, governmental or commercial payors, determine pricing for covered drugs or medications.

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

Sales and Marketing

There are currently 34 states which allow physician dispensing. According to industry sources, U.S. physician dispensing in 2011 totaled $230,000,000 and is expected to grow to over $1 billion by 2019. CCI performs its services for clients in 11 states and has over 50 active clinics.

In CCI’s previous business model, the Company contracted with individuals to serve as regional and state managers as well as individual representatives. The representatives were responsible for distributing information and raising awareness among providers that may be interested and eligible to participate in one or both of the programs. These representatives were compensated for their services in accordance with the terms and conditions of their independent contractor agreements with CCI.

During the second half of 2018, management began to transition from utilizing regional and state sales managers as well as individual representatives to a home office to clinic direct business model. This new model is saving the Company considerable expenses associated with consulting fees and commissions while ensuring a direct relationship with the physician’s office for compliance and other related communication requirements surrounding the adjudication of claims. As of the date of this report, CCI still utilizes the services of a limited number of independent representatives.

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

Employees

We currently employ 11 persons in administrative and other corporate functions. We currently retain the services of 7 representatives on an independent contractor basis, to market our services.

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

We lease additional space for office operations of CCI and SCLLC in Arkansas and South Carolina. Such space is leased from non-affiliated parties at market rates. We believe that this space is adequate for the current operational needs of CCI and SCLLC and if additional space is required, such space can be secured at commercially reasonable cost and without undue interruption of our business operations.

Item 3.  Legal Proceedings.

In August 2018, we were served with a complaint (which was amended in September 2018 to include David Hopkins, our CEO, as a defendant), filed in Miami-Dade County, Florida Circuit Court by the seller of CCI and SCLLC. In the complaint, the seller alleges breach of contract and fraud in that we allegedly failed to pay him excess working capital as of the closing of the acquisition of approximately $381,000 and failed to reimburse him for certain credit card expenses. We believe that the seller’s claims are without merit, as his calculation of working capital does not follow the methodology provided for in the Securities Purchase Agreement for the transaction and that in fact, there was a working capital shortfall at closing of approximately $725,000 (for which we have demanded payment). Moreover, the seller has refused to submit the working capital dispute to the resolution process provided for in the Securities Purchase Agreement. We have answered the complaint denying the seller’s claims and have filed counterclaims against the seller for the sums we believe are do us for the working capital shortfall and for damages arising from seller’s indemnification obligations under the Securities Purchase Agreement. The action is currently in the discovery and mediation stages.

In April 2018, Stephen Andrews, the former CEO of CCI, filed a wrongful termination arbitration claim seeking recovery in the amount in excess of $500,000. In addition to raising defenses, the Company has filed a counterclaim alleging violation of non-disclosure/non-compete agreements by Mr. Andrews and anticipates filing additional counterclaims prior to arbitration, which is currently scheduled for June 2019.

From time to time, we may become involved in other lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is presently no public market for our common stock and there has never been a market for our common stock. Our common stock has been approved for quotation on the OTCQB tier of the over-the-counter market operated by OTC Market Group, Inc. (“OTC Markets Group”) under the symbol “HRDC.” However, our shares have not as yet commenced trading and we cannot assure you that a public market will develop and if developed, be liquid and be sustained.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,087,500 shares (1)	$0.35	1,912,500 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	1,087,500 shares (1)	None issued	1,912,500 shares (1)

(1)	Represents shares of common stock underlying options issued as of this report or shares reserved for issuance under our 2015 Incentive Stock Plan.

Item 6.  Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

HRD, through its subsidiaries, CCI and SCLLC, along with licensed wholesale pharmaceutical wholesalers offer and provide their respective services to physician practices that desire to offer In-Office Dispensing Services.

CCI offers and provides administrative services and billing services to Practices desiring to make certain OTC products and prescription medication available to patients in the physician practice’s office. Each participating Practice is responsible for obtaining and maintaining any necessary and appropriate licenses, permits, or other documentation required to order, receive, store, and dispense OTC Products or Oral Medications in the Practice’s office in accordance with applicable federal and state law. Such services include, but are not limited to, assisting Practices with insurance claim processing, prior authorization, billing and collections, and recordkeeping. CCI offers its services to Practices participating in the OTC Program and the Full-Formulary Program. CCI also provides billing and collection services on behalf of SCLLC in connection with SCLLC’s sales and distribution of OTC Products to Practices participating in the OTC Program.

SCLLC offers OTC products to Practices that desire to make such products available to patients in the Practice’s office through participation in the OTC Program. SCLLC is not a compounding pharmacy, and neither CCI nor SCLLC is involved in creating topicals with compounding pharmacies.

Practices participating in the Full-Formulary Program may order and obtain certain Oral Medications directly from a licensed pharmaceutical wholesaler that oversees and manages the sale and distribution of Oral Medications in connection with the Full-Formulary Program.

Since completion of the Acquisition, the Company has focused on restructuring CCI’s and SCLLC’s business operations and refining their business model to improve efficiency and profitability, as well as expanding those operations.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For the year ended December 31, 2018, we had revenues of $6,283,923, as compared to $2,052,352 for the year ended December 31, 2017. Revenues in 2018 were wholly generated by the operations of CCI and SCLLC subsequent to completion of the Acquisition, while revenues for 2017 represent only three months of post-Acquisition revenues. Cost of sales was $1,026,423 for the year ended December 31, 2018, as compared to $329,511 for 2017, which related to post-Acquisition operations of CCI and SCLLC.

We had $-0- in acquisition costs 2018, compared to $410,000 for 2017, attributable in that year to the purchase of CCI and SCLLC.

General and administrative costs were $3,571,295 for the year ended December 31, 2018, as compared to $1,540,937 for the year ended December 31, 2017. This increase is attributable to the expansion, refinement and repositioning of the Company’s operations post-Acquisition. Interest expense was $1,807,808 for 2018, as compared to $271,298 for 2017. This increase was due in large part to the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition.

Income tax provision (benefit) for the year ended December 31, 2018 was $68,669, as compared to $(642,770) for the year ended December 31, 2017. The income tax benefit in 2017 resulted from the impact of the Tax Cuts and Jobs Act of 2017 (the “Act”), which was signed into law in December 2017.

As a result of the foregoing, the Company had a net loss for the year ended December 31, 2018 of $666,994, or $0.03 per share, based on 22,869,191 weighted average shares outstanding, as compared to net income for the year ended December 31, 2017 of $434,183, or $0.02 per share, based 18,907,756 weighted average shares outstanding. The net loss in 2018 reflects an entire year of operations of CCI and SCLLC, whereas net income in 2017 reflects only post-Acquisition operations.

Liquidity and Capital Resources

As of December 31, 2018, total assets were $9,428,573, as compared to $9,483,169 on December 31, 2017. Total current liabilities as of December 31, 2018 were $3,730,005, as compared to $1,827,025 as of December 31, 2017 and as of December 31, 2018 and December 31, 2017, the Company had total liabilities of $9,497,848 and $7,057,925, respectively. The increase in current liabilities and decrease in long-term liabilities from 2017 to 2018, is a result in part of a dispute between the seller of CCI and SCLLC and the Company, (which is the subject of pending litigation). Such dispute relates to amounts the Company believes are due it from the seller (a) as a result of a shortfall in working capital at closing of the Acquisition; and (b) pursuant to seller’s indemnification obligations under the Securities Purchase Agreement. We are seeking to set off certain of the sums we believe are due us against principal and interest payments under the CCI Note, and as such may be deemed to be technically in default thereunder, resulting in a reclassification of long-term liabilities to current liabilities, pending resolution of the dispute.

Net cash provided by operating activities increased to $758,047 for the year ended December 31, 2018, as compared to net cash provided by operating activities of $254,277 for the year ended December 31, 2017 period, resulting from cash generated by the post-Acquisition operations of CCI and SCLLC.

Net cash used in investing activities was $33,739 for year ended December 31, 2018, as compared to $3,518,641 for the year ended December 31, 2017, reflecting purchases of property and equipment and, in 2017, cash used for the Acquisition.

Net cash used in financing activities was $33,512 for the year ended December 31, 2018, representing repayment of shareholder loans by the Company during 2018. Net cash provided by financing activities for the year ended December 31, 2017 was $4,704,933, representing the proceeds from shareholder loans and the GPB financing secured for completion of the Acquisition as described below.

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

SCLLC’s revenue from the sale of products are recognized when the sale is consummated, and title is transferred. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, payment terms, and the assignment of rights and warranties from the Company to the customer. Management has identified the promise in the sale contract to be the transfer of ownership of the asset. Management believes the asset holds standalone value to the customer as it is not dependent on any other services for functionality purposes and therefore is distinct within the context of the contract and as described in ASC 606-10. As such, management has identified the transfer of the asset as the performance obligation. The transaction price is set at a fixed dollar amount per fixed quantity (number of assets) and is explicitly stated in each contract. Sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation discussed above, in its entirety. The Company has determined the date of transfer to the customer to be the date the customer obtains control and title over the asset and the date which revenue is to be recognized and payment is due. As such, there is no impact to the timing and amounts of revenue recognized for equipment sales related to the implementation of ASC 606.

Intangible Assets

Intangible assets consist primarily of the Tradenames, IP Technologies, Customer list, and a Non-compete agreement resulting from the acquisition referred to in Note 3. These intangible assets have finite lives and are amortized over the periods in which they provide benefit. The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with indefinite lives, are subject to impairment testing in accordance with accounting standards governing such on an annual basis, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. See Note 3 to the consolidated financial statements for disclosure on intangible assets.

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

See the Index to the Consolidated Financial Statements beginning on page F-1 below.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

(a)	Disclosure Controls and Procedures

Our President and Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, has concluded that as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

Our President and Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

 Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our President and Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, Our President and Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

(2) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Our President and Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The report by our President and Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only our such report in this report.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
David Hopkins	51	President, Chief Executive Officer and Director
James Pande	60	Director

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

Board Committees

Our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee.  We plan to establish such committees in the future.

Code of Ethics

We do not currently have a Code of Ethics that applies to employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We plan to adopt a Code of Ethics in the future.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our President and Chief Executive Officer, who was our sole executive officer for the years ended December 31, 2018, 2017 and 2016, including amounts accrued but not paid.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
David Hopkins,	2018 2017	311,481 82,750	(2) (4)	0 0	0 0	525,000 0	0 0	0 0	7,200 7,200	(3) (3)	318,681 89,950
President and CEO(1)	2016	52,000	(5)	0	0	0	0	0	7,200	(3)	59,200

(1) Mr. Hopkins assumed the additional position of Chief Executive Officer in January 2018.

(2) Includes $132,000 in previously accrued salary paid to Mr. Hopkins in 2018.

(3) Represents a $600 monthly car allowance for Mr. Hopkins.

(4) Includes $13,000 in accrued but unpaid 2017 salary for Mr. Hopkins.

(5) Represents $52,000 in accrued but unpaid 2016 salary for Mr. Hopkins.

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

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for our President and Chief Executive Officer, our sole executive officer, outstanding as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
David Hopkins	175,000	350,000	0	0.35	12/31/2027	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Hopkins	0	0	0	0	0	0	0

James Pande	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We currently do not compensate our non-employee directors. When we expand our board, we will intend to compensate them with a combination of cash and stock option awards, depending on our financial resources at that time.

2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2015 Incentive Stock Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing.  The 2015 Incentive Stock Plan is administered by the board of directors.  3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2015 Incentive Stock Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the 2015 Incentive Stock Plan is equal to 15% of our issued and outstanding common stock. As of the date of this report, options to purchase 1,087,500 shares at an exercise price of $0.35 per share have been granted and are outstanding.

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

Names and addresses of beneficial owners	Number of shares of common stock	*	Percentage of class (%)

Directors and executive officers:

David Hopkins	5,826,010	(1)	25.3%

James Pande	5,966,666		24.1%

All directors and executive officers as a group (two (2) persons)	11,792,676	(1)	51.2%

Other 5% or greater shareholders:

Burroughs & Partners LLC 50 Buckingham Drive Rogers, AR 72758	1,751,580		7.7%

GPB Debt Holdings, LLC 535 W. 24th Street, 4th Floor New York, New York 10011	14,947,916	(2)	43.7%

*Includes shares issuable within sixty (60) days of the date of this report pursuant to the exercise of options or conversion of notes.

(1)	Includes 262,500 shares issuable upon exercise of options held by Mr. Hopkins under our 2015 Incentive Stock Plan.

(2)	Includes 11,363,637 shares issuable upon conversion of the GPB Note.

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

Securities Authorized for Issuance under Equity Compensation Plans

land category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,087,500 shares (1)	$0.35	1,912,500 shares (1)
Equity compensation plans not approved by security holders	0 shares	None issued	0 shares
Total	1,087,500 shares (1)	None issued	1,912,500 shares (1)

(1)	Represents shares of common stock underlying options issued as of the date of this report or shares reserved for issuance under our 2015 Incentive Stock Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company’s board of directors approved payment of a salary to Mr. Hopkins in the amount of $52,000 per annum plus a car allowance of $600 per month. As of October 1, 2017, Mr. Hopkin’s salary was increased to $175,000 per annum. Given the Company’s limited financial resources prior to completion of the Acquisition, a substantial portion of Mr. Hopkins’ salary was accrued, which accrued amount aggregated $182,000 as of December 31, 2017.  The board of directors has authorized the payment of such accrued amount to Mr. Hopkins in quarterly installments of $25,000, commencing with the fourth quarter of 2017. As a result, the accrued amount owed to Mr. Hopkins was reduced to $50,000 as of December 31, 2018 and was paid in full in the first quarter of 2019.

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

Item 14.  Principal Accounting Fees and Services.

Prager Metis CPAs LLC (“Prager”) is our current independent registered public accounting firm and Paritz & Company, P.A. (“Paritz”), a predecessor firm of Prager, was our independent registered accounting firm for the year ended December 31, 2017.

Audit Fees

Aggregate audit fees billed by Prager for the year ended December 31, 2018 and by Paritz for the years ended December 31, 2018 and 2017 were $43,000 and $51,000, respectively.

Audit-Related Fees

There were no audit-related fees billed by Prager for the year ended December 31, 2018 or by Paritz for the year ended December 31, 2017.

Tax Fees

There were no tax fees billed by Prager for the year ended December 31, 2018 or by Paritz for the year ended December 31, 2017.

Pre-Approval Policy

We do not currently have a standing audit committee. Provision of the above services was approved by our board of directors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following financial statements and the reports of our independent registered public accounting firms, are filed as “Item 8. Financial Statements and Supplementary Data” of this report:

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation(1)

3.2	By-Laws(1)

10.1	2015 Stock Incentive Plan(1)*

10.2	Securities Purchase Agreement (2)

10.3	CCI Note(3)

10.4	GPB Purchase Agreement(3)

10.5	GPB Note(3)

10.6	Employment Agreement with David Hopkins(4)*

16.1	Letter to Securities and Exchange Commission from Paritz & Co., P.A. dated October 31, 2018(5)

31.1	Section 302 Certification(6)

32.1	Section 906 Certification(6)

(1)	Filed as an Exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-206839) and incorporated herein by reference.

(2)	Filed as An Exhibit to the registrant’s Current Report on Form 8-K dated September 5, 2017 and incorporated herein by reference.

(3)	Filed as an Exhibit to the registrant’s Current Report on Form 8-K dated September 29, 2017 and incorporated herein by reference.

(4)	Filed as an Exhibit to the registrant’s Current Report on Form 8-K dated January 12, 2018 and incorporated herein by reference.

(5)	Filed as an Exhibit to the registrant’s Current Report on Form 8-K dated October 31, 2018 and incorporated herein by reference.

(6)	Filed herewith.

*Management incentive or compensation plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH-RIGHT DISCOVERIES, INC.

Dated: April 12, 2019	By:	/s/ David Hopkins
David Hopkins, President
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title(s)	Date

By:	/s/ David Hopkins	President, Chief Executive Officer and Director	April 12, 2019
	David Hopkins	(Principal Executive, Financial and Accounting Officer)

By:	/s/ James Pande	Director	April 12, 2019
James Pande

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health-Right Discoveries, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Health-Right Discoveries, Inc. (the Company) as of December 31, 2018, and the related consolidated statements of operation, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018.

Hackensack, New Jersey
April 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health-Right Discoveries, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Health-Right Discoveries, Inc. (the Company) as of December 31, 2017, and the related consolidated statements of operation, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Hackensack, New Jersey
April 17, 2018

HEALTH-RIGHT DISCOVERIES, INC.

 CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2018	2017

ASSETS

CURRENT ASSETS:
Cash	$2,149,738	$1,458,942
Accounts receivable, net	148,225	471,112
Inventories	44,431	32,580
Prepaid and other assets	4,000	—
Total current assets	2,346,394	1,962,634

Property and equipment, net	37,369	10,592
Intangible assets, net	3,731,584	4,196,717
Goodwill	3,313,226	3,313,226

TOTAL ASSETS	$9,428,573	$9,483,169

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,100,005	$1,346,317
Loans payable - related parties	—	33,512
Income tax payable	80,000	—
Salaries payable - related party	50,000	182,000
Current portion - notes payable, net of discounts of $0 and $399,252 December 31, 2018 and 2017, respectively	2,500,000	265,196
Total current liabilities	3,730,005	1,827,025

LONG-TERM LIABILITIES:
Notes payable, net of discounts of $287,785 and $757,839 December 31, 2018 and 2017, respectively	4,862,215	6,077,713
Deferred tax liability	905,128	980,212
Total long-term liabilities	5,767,343	7,057,925

Total liabilities	$9,497,348	$8,884,950

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding December 31, 2018 and 2017	—	—
Common Stock, .001 par value, 100,000,000 shares authorized 22,869,191 shares issued and outstanding December 31, 2018 and 2017, respectively	22,869	22,869
Additional Paid in Capital	1,117,967	1,117,967
Accumulated Deficit	(1,209,611)	(542,617)
Total stockholders’ equity (deficiency)	(68,775)	598,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$9,428,573	$9,483,169

The accompanying notes are an integral part of these consolidated financial statements

HEALTH-RIGHT DISCOVERIES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2018	2017

Revenue	$6,283,923	$2,052,352

Cost of Revenue	1,026,423	329,511

Gross Profit	5,257,500	1,722,841

Operating Expenses
General and administrative	3,571,295	1,540,937
Amortization	476,722	119,193
Total operating expenses	4,048,017	1,660,130

Income from operations	1,209,483	62,711

Other Expenses
Interest expense - related parties	—	7,938
Interest expenses - other	1,807,808	263,360
Total other expenses	1,807,808	271,298

Loss before income tax (provision) benefit	(598,325)	(208,587)

Income tax (provision) benefit	(68,669)	642,770

NET INCOME (LOSS)	$(666,994)	$434,183

Income (loss) per common share	(0.03)	0.02

Weighted average common shares outstanding - basic and diluted	22,869,191	18,907,756

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2018	2017

OPERATING ACTIVITIES:
Net income (loss)	$(666,994)	$434,183
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation expense	6,962	575
Amortization	465,133	119,193
Bad debt	40,966	—
Non-cash interest	1,165,054	96,903
Deferred income tax (benefit)	(75,084)	(642,770)
Changes in operating assets and liabilities:
Accounts receivable	281,921	136,687
Inventories	(11,851)	71,643
Prepaid and other assets	(4,000)	—
Accounts payable and accrued expenses	(392,060)	24,863
Income tax payable	80,000
Accrued salary to related party	(132,000)	13,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	758,047	254,277

INVESTING ACTIVITIES:
Cash paid for Acquisitions, net of cash acquired	—	(3,518,641)
Purchase of property and equipment	(33,739)	—
NET CASH USED IN INVESTING ACTIVITIES	(33,739)	(3,518,641)

FINANCING ACTIVITIES:
Proceeds of (repayment of) loan from related parties	(33,512)	33,512
Repayment of related party loan	—	(193,662)
Proceeds from note payable, net of loan costs	—	4,865,083
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(33,512)	4,704,933

INCREASE IN CASH	690,796	1,440,569

CASH - BEGINNING OF YEAR	1,458,942	18,373

CASH - END OF YEAR	$2,149,738	$1,458,942

Noncash investing and financing activities:
Debt incurred for acquisitions, net of imputed interest	$—	$2,500,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$649,700	$111,563

Cash paid for income taxes	$63,753	$—

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

			Additional
	------COMMON STOCK------		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – December 31, 2016	17,533,332	$17,533	$589,717	$(976,800)	$(369,550)

Shares issued for acquisition	1,751,581	1,752	173,406		175,158

Shares issued in financing arrangement	3,584,278	3,584	354,844		358,428

Net income				434,183	434,183

BALANCE – December 31, 2017	22,869,191	$22,869	$1,117,967	$(542,617)	$598,219

Net (loss)				(666,994)	(666,994)

BALANCE – December 31, 2018	22,869,191	$22,869	$1,117,967	$(1,209,611)	$(68,775)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Business

Health-Right Discoveries, Inc. (“the Company”) was formed under the laws of the State of Florida on October 12, 2011 under the name Four Plex Partners, Inc. and subsequently changed its name to Health-Right Discoveries, Inc. on March 22, 2012. The Company’s primary business was to develop and market an innovative portfolio of both prescription nutritional, OTC monograph and natural products that primarily focus on factors relating to stress-induced conditions and diseases.

On September 29, 2017, the Company acquired all the outstanding common shares of Common Compounds, Inc. and EzPharmaRx, LLC. The combined business offers physicians and medical clinics an ancillary program to treat their patients with topical prescription medicine to manage pain. The program is designed for patients with work related injuries managed under worker compensation claims. The program both delivers the topical medicine to the care provider for sale to the patient, as well as providing the care provider with insurance claim processing services on behalf of the patient. On October 31, 2018, Common Compounds, Inc changed its name to CCI Billing, Inc d/b/a Complete Claim Management (“CCI”). On November 5, 2018, EzPharmaRx, LLC changed its name to Script Connection, LLC (“Script”).

NOTE 2 – Summary of Significant Accounting Policies

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balances in various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2018 and 2017, $1,453,132 and $678,876 were in excess of the FDIC insured limit, respectively.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management has determined there is no allowance for doubtful accounts necessary as of December 31, 2018 and 2017, respectively. However, management has written off a one-time bad debt customer receivables in the amount of $40,996 during the year ending December 31, 2018. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers was to deteriorate and adversely affecting their ability to make payments, additional allowances would be required.

Revenue Recognition

Effective January 1, 2018, the Company adopted guidance issued by the FASB regarding recognizing revenue from contracts with customers. The revenue recognition policies as enumerated below reflect the Company's accounting policies effective January 1, 2018, which did not have a materially different financial statement result than what the results would have been under the previous accounting policies for revenue recognition.

CCI’s revenue results from the billing services agreements, which included providing services to physicians for billing insurance companies. The Company has determined the performance obligations in these consulting service agreements relate to the satisfaction of billing the insurance company on behalf of the physicians. CCI remits billings to insurance companies on behalf of the physicians, collect the proceeds and remits an agreed upon percentage amount to the physician. The amounts reported as revenue are recorded net of amounts remitted. The Company follows Staff Accounting Bulletin (“SAB”) No. 104, which states that the revenue is not earned until the company has been paid by the insurance company at which time it becomes realized or realizable.

Script’s revenue from the sale of products are recognized when the sale is consummated, and title is transferred. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, payment terms, and the assignment of rights and warranties from the Company to the customer. Management has identified the promise in the sale contract to be the transfer of ownership of the asset. Management believes the asset holds standalone value to the customer as it is not dependent on any other services for functionality purposes and therefore is distinct within the context of the contract and as described in ASC 606-10. The transaction price is set at a fixed dollar amount per fixed quantity (number of assets) and is explicitly stated in each contract. Sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation in its entirety. The Company has determined the date of transfer to the customer to be the date the customer obtains control and title over the asset and the date which revenue is to be recognized and payment is due. As such, there is no impact to the timing and amounts of revenue recognized for equipment sales related to the implementation of ASC 606.

The following table disaggregates revenue by major source for the year ended December 31, 2018:

Year Ended December 31, 2018	Ancillary Program	Prescription Medicine	Corporate (1)	Total
Product Sales	$—	$1,353,571	$—	$1,353,571
Billing Services	4,930,352	—	—	4,930,352
Total Revenue	$4,930,352	$1,353,571	$—	$6,283,923

(1)	The Company's Corporate group is non-revenue generating and supports our two reportable segments Ancillary Program and Prescription.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in, first-out, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their net realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations. During the year ended December 31, 2018 and 2017, the Company recorded $0 and $6,242 loss due to management’s estimate of obsolete inventory, respectively.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions are capitalized, repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

	December 31,
	2018	2017
Machinery and equipment – 7 years	$52,934	$19,195
Accumulated depreciation	(15,565)	(8,603)
Total property and equipment	$37,369	$10,592

Intangible Assets

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment,” intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined

Intangible assets are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

The Company calculates fair value of our intangible assets as the present value of estimated future cash flows the Company expects to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, The Company uses estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group).

Intangible assets that have indefinite useful lives are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. There were no events or changes in circumstances that indicated potential impairment of intangible assets during 2018 and 2017.

In assessing the qualitative factors, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry, and market considerations, cost factors, overall financial performance and share price trends, and making the assessment as to whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

The carrying amount of each reporting unit is determined based upon the assignment of our assets and liabilities, including existing goodwill and other intangible assets, to the identified reporting units. Where an acquisition benefits only one reporting unit, the Company allocates, as of the acquisition date, all goodwill for that acquisition to the reporting unit that will benefit. Where the Company has had an acquisition that benefited more than one reporting unit, The Company has assigned the goodwill to our reporting units as of the acquisition date such that the goodwill assigned to a reporting unit is the excess of the fair value of the acquired business, or portion thereof, to be included in that reporting unit over the fair value of the individual assets acquired and liabilities assumed that are assigned to the reporting unit.

If the carrying amount of a reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the impairment analysis to measure the amount of the impairment loss, by allocating the reporting unit’s fair value to its assets and liabilities other than goodwill, comparing the carrying amount of the goodwill to the resulting implied fair value of the goodwill, and recording an impairment charge for any excess.

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

Advertising

Advertising and marketing expenses are charged to operations as incurred. For the year ended December 31, 2018 and 2017, advertising costs and marketing expenses were $31,166 and $252, respectively.

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

Recent Accounting Pronouncements

Improvements to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification within the statement of cash flows, and accounting for forfeitures. The amendments in this accounting standard update were effective for periods beginning after December 15, 2016. The provisions of this accounting standard update did not have an impact on our consolidated financial statements.

Simplifying the Goodwill Impairment Test

In January 2017, the FASB issued an accounting standard update that simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under the new standard, goodwill impairment should be recognized based on the amount by which the carrying amount of a reporting unit exceeds its fair value, but should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in this accounting standard update are to be applied prospectively and are effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The provisions of this accounting standard update did not have an impact on our consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued an accounting standard update that provides classification guidance on eight specific cash flow issues, for which guidance previously did not exist or was unclear. The amendments in this accounting standard update are effective for periods beginning after December 15, 2017. Early adoption is permitted for any entity in any interim or annual period. The provisions of this accounting standard update will not have a material impact on our statements of cash flows.

Compensation—Stock Compensation

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance became effective for the Company on January 1, 2018 and was applied on a prospective basis, as required. The adoption of this standard did not have an impact on the consolidated financial statements or the related disclosures.

Income Statement – Reporting Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” to address stakeholder concerns about the guidance in current GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Act”). The ASU must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recognized. The Company made the election to early adopt ASU 2018-02 as of January 1, 2018, the standard did not have an impact our consolidated financial statements.

Intangibles – Goodwill and Other – Internal-Use Software

In September 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” which requires cloud computing arrangements in a service contact to follow the internal-use software guidance provided by ASC 350-40 in determining the accounting treatment of implementation costs. ASC 350-40 states that only qualifying costs incurred during the application development stage may be capitalized. The Company made the election to early adopt ASU 2018-15 on a retrospective basis, and the standard did not have an impact our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASC 842”) that amends the accounting guidance on leases for both lessees and lessors. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, described below, as well as certain practical expedients related to land easements and lessor accounting. The amendments in this accounting standard update are effective for the Company on January 1, 2019, with early adoption permitted. The Company will adopt this accounting standard update effective January 1, 2019.

The accounting standard update originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provides an additional and optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC Topic 840 if the optional transition method is elected. The Company plans to adopt the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment, if any, recognized as of the date of adoption. The Company does not expect that this standard to have a material effect on its consolidated financial statements due to the recognition of new ROU assets and lease liabilities for lessee activities.

As part of the implementation process, the Company assessed its lease arrangements and evaluated practical expedient and accounting policy elections to meet the reporting requirements of this standard. The Company has also evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’ which permits us not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. Consequently, on adoption, the Company expects to recognize additional operating liabilities ranging from $0.1 million to $0.2 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, including for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for the majority of its leases as both lessee and lessor.

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

On September 29, 2017, the Company closed a securities purchase agreement with CCI and EZ to purchase 100% of their outstanding interests for $6.1 million plus 1,751,580 shares of its common stock. The $6.1 million purchase price consists of $3.6 million cash and a $2.5 million 5-year non-interest bearing note, payable at $500,000 per year. Interest on the non-interest bearing note has been imputed using 12.75% interest rate (see Note 4).

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

The following table provides unaudited pro forma results of operations for the year ended December 31, 2017 as if the acquisitions had been consummated as of the beginning of that period presented. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition has occurred on the dates indicated, or which may occur in the future.

(Unaudited) Pro Forma Results Year Ended December 31, 2017

Revenues	$7,049,331
Income before income taxes	$1,271,645

Basic and fully diluted earnings (loss) per share	$0.07

NOTE 4 – Intangible Assets

Amortizing	Estimates	Gross
Intangible Assets	Useful Life	Carrying Amount

Customer Lists	10 years	$2,653,000
Tradenames	15 years	377,000
IP Technologies	10 years	819,000
Non-compete	5 years	464,000
		4,313,000
Less: Accumulated Amortization		(581,416)

		$3,731,584

The amortization expense related to the intangible assets was $465,133 and $116,283 as of December 31, 2018 and 2017, respectively.

The valuation of the assets acquired and liabilities assumed in connection with this acquisition was based on fair values at the acquisition date. The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheets.

NOTE 5 – Notes payable

The Company obtained a secured convertible note with a lender for $5 million, interest is payable monthly, at 12.75% per annum, the note matures on September 29, 2020. The note can be converted at any time in whole or in part at $0.44 per share. In addition, the lender received 3,584,279 shares of common stock valued at $0.10 per share along with a 2% original issue discount. The total amount of the discount is $493,345. The Company had incurred $34,917 in loan costs. Both the discount and loan costs are presented as a discount to the note payable. The Company recorded $150,000 of payment-in-kind interest which was added to the note as of December 31, 2018.

The Company, as part of consideration for the purchase of CCI and Script, issued a $2.5 million promissory note to the seller. The note is non-interest bearing with five annual payments of $500,000 (subject to adjustment to $377,400 if the business of CCI and EZ does not meet certain financial targets in 2017 and 2018) and matures on September 30, 2022. Interest has been imputed at 12.75% per annum. The note is in default as of September 30, 2018, due to the Company not making the required principal payment as a result of dispute between the Company and the seller which currently the subject of litigation. See Note 11.

The Company has expensed the unamortized discount of $470,054 and has accrued default interest for three months in the amount of $107,123 (17% per annum). Upon each annual payment date (each, a “Due Date”), the holder may elect to convert the annual installment of the principal amount due into shares of common stock at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per share, the installment payable upon such Due Date may not be converted into shares without written agreement between the Company and the seller.

	December 31,
	2018	2017

Note payable – monthly interest, 12.75% per annum, matures on September 29, 2020	$5,150,000	$5,000,000
Less discounts	(287,785)	(452,233)
Note payable – monthly interest, 12.75% per annum, matures on September 30, 2022	2,500,000	2,500,000
Less discounts	—	(704,858)
Subtotal	7,362,215	6,342,909
Less: current portion, net of discount $0 and $399,252	2,500,000	265,196
Long- term portion	$4,862,215	$6,077,713

Principal payments on the above notes mature as follows:

Year ending December 31:
2019	$2,500,000
2020	5,150,000
2021	—
2022	—
2023	—
Thereafter	$7,650,000

NOTE 6 – Related Party

Since inception, the Company has relied in large part on loans from James Pande and David Hopkins, its principal shareholders, to fund its operations.

Mr. Pande and Mr. Hopkins advanced money to help fund the Company’s operations. Interest rates ranged from 2.9% - 7.5%, per annum. The balance due as of December 31, 2018 and 2017 was $0, respectively. The related party loan balance of $33,512 as of December 31, 2017 represented reimbursed expenses owed to shareholder.

As of December 31, 2018 and 2017, the Company has unpaid and accrued salary to its President in the amount of $50,000 and $182,000, respectively.

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

On September 29, 2017, the Company issued 1,751,580 shares of common stock for the purchase of CCI and EZ (see Note 3). Also, on September 29, 2017, the Company issued 3,584,279 shares of its common stock in connection with its $5 million note (see Note 5).

NOTE 8 – 2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan (the “Incentive Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the Incentive Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of December 31, 2018, options to purchase 1,087,500 shares at an exercise price of $0.35 per share have been granted and are outstanding under the Incentive Plan.

NOTE 9 – Income Taxes

Income tax (provision) benefit for the year ended December 31, 2018 and 2017 was ($68,669) and $642,770, respectively. The effective tax rates for the year ended December 31, 2018 and 2017 were 27% and 38.5%, respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

As of December 31, 2018, the Company has approximately $488,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2031.

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

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Income (loss) before income taxes	$(598,325)	$(208,587)
Computed tax at federal statutory rate of 34%	$(203,403)	$(70,920)
State taxes at 6%, net of federal benefit	(28,361)	(7,571)
Rate change	77,782	(385,913)
Other state taxes	172,114	—
Timing differences	56,833	—
Adjustment to valuation allowance	—	(178,366)
Other items, net	(6,269)	—
Provision (benefit) from income taxes	$68,669	$(642,770)

The provision (benefit) from income taxes in the consolidated statements of operations consists of the following:

Year ended December 31,	2018	2017
Current:
Federal	$—	$—
State	143,753	—
Deferred:
Federal	$(58,399)	$(361,203)
State	(16,685)	(103,201)
	68,669	(464,404)
Adjustment to valuation allowance	—	(178,366)
Provision (benefit) from income taxes	$68,669	$(642,770)

As of December 31, 2018 and 2017, the components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2018 Deferred tax	2017 Deferred tax
	Assets (Liabilities)	Assets (Liabilities)

Net operating loss carry forward	$102,400	$152,902
Intangible assets	(1,007,528)	(1,133,114)
Valuation allowance	—	—
Totals	$(905,128)	$(980,212)

NOTE 10 – Business Segment Information

The Company has two reportable segments (billing services and OTC and prescription medication) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company's reportable segments for the year ended December 31, 2018 and 2017.

For the year ended December 31, 2018	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$6,283,923	$4,930,352	$1,353,571	$—
Cost of Revenue	1,026,423	—	1,026,423	—
Long-lived assets	7,097,744	6,164,848	932,896	—
Income (loss) before income tax	(598,325)	2,345,950	221,004	(3,165,279)
Identifiable assets	3,784,518	2,851,622	932,896	—
Depreciation and amortization	483,734	364,504	119,180	—

For the year ended December 31, 2017	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$2,052,352	$1,599,652	$452,700	$—
Cost of Revenue	329,511	—	329,511	—
Long-lived assets	7,520,535	6,471,356	1,049,179	—
Income (loss) before income tax	(208,587)	683,964	110,415	(1,002,966)
Identifiable assets	4,207,309	3,58,130	1,049,179	—
Depreciation and amortization	119,768	89,970	29,798	—

The Company only had one reportable segment for the year ended December 31, 2018 and 2017.

NOTE 11 – Commitments, Contingencies, Guarantees and Indemnities

Leases

The Company is party to a lease dated October 25, 2013 for its facilities in Arkansas, with a monthly base rent of $3,107.50 ($37,290.00 annually). Commencing on the first day of the second year, base rent increases at a rate of three percent (3%) per lease year. The lease was set to expire on October 31, 2021. On June 25, 2018, the lease was amended to extend the term to March 31, 2022 and include a tenant improvement allowance of $10,000.

Commencing November 1, 2018, the Company leased an office in South Carolina, pursuant to a lease expiring on October 31, 2022. The lease provides for monthly rent of $750 for the first two years, increasing to $800 for the last two years.

Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,
2019	$65,444
2020	67,238
2021	59,253
2022	9,600
2023	1,600
Thereafter	—
Total	$203,235

Promissory Note Default

As described below, a dispute has arisen between the seller of CCI and Script and the Company (which is the subject of pending litigation), with respect to amounts the Company believes are due it from the seller (a) as a result of a shortfall in working capital at closing of the acquisition; and (b) pursuant to seller’s indemnification obligations under the securities purchase agreement entered into with respect to the acquisition.  The Company is seeking to set off sums we believe are due it from the seller against principal and interest payments under the promissory note, and accordingly, may be deemed to be technically in default thereunder, resulting in a reclassification of long-term liabilities to current liabilities, pending resolution of the dispute.

Legal Proceedings

In August 2018, we were served with a complaint (which was amended in September 2018 to include David Hopkins, our CEO, as a defendant), filed in Miami-Dade County, Florida Circuit Court by the seller of CCI and Script. In the complaint, the seller alleges breach of contract and fraud in that we allegedly failed to pay him excess working capital as of the closing of the acquisition of approximately $381,000 and failed to reimburse him for certain credit card expenses. We believe that the seller’s claims are without merit, as his calculation of working capital does not follow the methodology provided for in the Securities Purchase Agreement for the transaction and that in fact, there was a working capital shortfall at closing of approximately $725,000 (for which we have demanded payment). Moreover, the seller has refused to submit the working capital dispute to the resolution process provided for in the Securities Purchase Agreement. We have answered the complaint denying the seller’s claims and have filed counterclaims against the seller for the sums we believe are do us for the working capital shortfall and for damages arising from seller’s indemnification obligations under the Securities Purchase Agreement. The action is currently in the discovery and mediation stages.

In April 2018, Stephen Andrews, the former CEO of CCI, filed a wrongful termination arbitration claim seeking recovery in the amount in excess of $500,000. In addition to raising defenses, the Company has filed a counterclaim alleging violation of non-disclosure/non-compete agreements by Mr. Andrews and anticipates filing additional counterclaims prior to arbitration, which is currently scheduled for June 2019.

NOTE 12 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.