Form 10-Q
period 2019-03-31
Health-Right Discoveries, Inc.
filed 2019-05-16
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 15, 2019 was 22,869,191 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,363,753	$2,149,738
Accounts receivable, net	119,584	148,225
Inventories	33,004	44,431
Prepaid and other assets	30,070	4,000
Total current assets	2,546,411	2,346,394

Property and equipment, net	35,427	37,369
Right of use asset	175,815	—
Intangible assets, net	3,615,300	3,731,584
Goodwill	3,313,226	3,313,226

TOTAL ASSETS	$9,686,179	$9,428,573

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,234,763	$1,100,005
Income tax payable	80,000	80,000
Salaries payable - related party	—	50,000
Current portion of right of use liability	57,517	—
Current portion - notes payable, net of discounts of $0 at March 31, 2019
and December 31, 2018, repectively	2,500,000	2,500,000
Total current liabilities	3,872,280	3,730,005

LONG-TERM LIABILITIES:
Right of use liability, net of current portion	135,777	—
Notes payable, net of discounts of $246,673 and $287,785 at March 31, 2019
and December 31, 2018, respectively	4,903,327	4,862,215
Deferred tax liability	893,991	905,128
Total long-term liabilities	5,933,095	5,767,343

Total liabilities	$9,805,375	$9,497,348

STOCKHOLDERS’ DEFICIT
Preferred Stock, .001 par value, 5,000,000 shares authorized
No shares issued and outstanding March 31, 2019 and December 31, 2018	—	—
Common Stock, .001 par value, 100,000,000 shares authorized
22,869,191 shares issued and outstanding, March 31, 2019 and
December 31, 2018	22,869	22,869
Additional Paid in Capital	1,117,967	1,117,967
Accumulated Deficit	(1,260,032)	(1,209,611)
Total stockholders' deficit	(119,196)	(68,775)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$9,686,179	$9,428,573

See accompanying notes to unaudited Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(Unaudited)

	2019	2018

Revenue	$1,044,009	$1,924,832

Cost of Revenue	166,528	376,096

Gross Profit	877,481	1,548,736

Operating Expenses
General and administrative	560,607	984,269
Amortization	119,193	119,193
Total operating expenses	679,800	1,103,462

Income from operations	197,681	445,274

Other Expenses
Interest expenses	240,984	256,278
Total other expenses	240,984	256,278

Loss before income tax (provision) benefit	(43,303)	188,996

Income tax (provision) benefit	11,136	(51,029)

NET INCOME (LOSS)	$(32,167)	$137,967

Income (loss) per common share	(0.00)	0.01

Weighted average common shares outstanding - basic and diluted	22,869,191	22,869,191

See accompanying notes to unaudited Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(Unaudited)

	------COMMON STOCK------
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE – December 31, 2018	22,869,191	$22,869	$1,117,967	$(1,209,611)	$(68,775)

Net (loss)	—	—	—	(32,167)	(32,167)

Adoption of ASU 2016-02				(18,254)	(18,254)

BALANCE – March 31, 2019	22,869,191	$22,869	$1,117,967	$(1,260,032)	$(119,196)

BALANCE – December 31, 2017	22,869,191	$22,869	$1,117,967	$(542,617)	$598,219

Net income				137,967	137,967

BALANCE – March 31, 2018	22,869,191	$22,869	$1,117,967	$(404,650)	$736,186

See accompanying notes to unaudited Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(Unaudited)

	2019	2018

OPERATING ACTIVITIES:
Net income (loss)	$(32,167)	$137,967
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation expense	1,942	986
Amortization	116,284	116,283
Right of use liability amortization	(775)	—
Non-cash interest	41,112	99,813
Deferred income tax (benefit)	(11,137)	51,029
Changes in operating assets and liabilities:
Accounts receivable	28,641	(9,944)
Inventories	11,427	2,361
Prepaid and other assets	(26,070)	—
Accounts payable and accrued expenses	134,758	(2,332)
Accrued salary to related party	(50,000)	(25,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	214,015	371,163

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(12,607)
NET CASH USED IN INVESTING ACTIVITIES	—	(12,607)

FINANCING ACTIVITIES:
(Repayment of) loan from related parties	—	(33,512)
NET CASH (USED IN) FINANCING ACTIVITIES	—	(33,512)

INCREASE IN CASH	214,015	325,044

CASH - BEGINNING OF PERIOD	2,149,738	1,458,942

CASH - END OF PERIOD	$2,363,753	$1,783,986

Supplemental disclosures of cash flow information:
Cash paid for interest	$164,156	$159,374

Cash paid for income taxes	$—	$—

See accompanying notes to unaudited Consolidated Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

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

On September 29, 2017, the Company acquired all the outstanding shares of common stock of Common Compounds, Inc. n/k/a CCI Billing Inc. d/b/a complete Claim Management (“CCI”) and EzPharmaRx, LLC n/k/a Script Connection, LLC (“SCLLC”). The combined business offers physicians and medical clinics an ancillary program to treat their patients with topical prescription medicine to manage pain. The program is designed for patients with work related injuries managed under worker compensation claims. The program both delivers the topical medicine to the care provider for sale to the patient, as well as providing the care provider with insurance claim processing services on behalf of the patient.

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2019.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statement and notes thereto included in the 2018 Form 10-K for the year ended December 31, 2018. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management has recorded an allowance for doubtful accounts in the amounts of $4,979 and $0 at March 31, 2019 and December 31, 2018 respectively. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers was to deteriorate and adversely affecting their ability to make payments, additional allowances would be required.

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

CCI’s revenues result from the consulting services agreements, which included providing services to physicians for billing insurance companies. The Company has determined the performance obligations in these consulting service agreements relate to the satisfaction of billing the insurance company on behalf of the physicians. CCI remits billings to insurance companies on behalf of the physicians, collect the proceeds and remits an agreed upon percentage amount to the physician. The amounts reported as revenue are recorded net of amounts remitted. The Company follows Staff Accounting Bulletin (“SAB”) No. 104, which states that the revenue is not earned until the company has been paid by the insurance company at which time it becomes realized or realizable.

SCLLC, result from the sale of products and is recognized when the sale is consummated, and title is transferred. The Company and customer enter into an agreement which outlines the place and date of sale, purchase price, payment terms, and the assignment of rights and warranties from the Company to the customer. Management has identified the promise in the sale contract to be the transfer of ownership of the asset. Management believes the asset holds standalone value to the customer as it is not dependent on any other services for functionality purposes and therefore is distinct within the context of the contract and as described in ASC 606-10. The transaction price is set at a fixed dollar amount per fixed quantity (number of assets) and is explicitly stated in each contract. Sales revenue is based on a set price for a set number of assets, which is allocated to the performance obligation in its entirety. The Company has determined the date of transfer to the customer to be the date the customer obtains control and title over the asset and the date which revenue is to be recognized and payment is due. As such, there is no impact to the timing and amounts of revenue recognized for equipment sales related to the implementation of ASC 606.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in, first-out, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their net realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations. The Company recorded $0 loss due to management’s estimate of obsolete inventory, at March 31, 2019 and December 31, 2018.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions are capitalized, repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

	March 31, 2019	December 31, 2018
Machinery and equipment – 7 years	$52,934	$52,934
Accumulated depreciation	(17,507)	(15,565)
Total property and equipment	$35,427	$37,369

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

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31, 2018 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. There were no events or changes in circumstances that indicated potential impairment of intangible assets at March 31, 2019 and December 31, 2018.

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

Accounting for Business Combinations

In accordance with ASC Topic 805, “Business Combinations,” when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date. These items are recorded on our unaudited consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of acquired businesses are included in the unaudited consolidated statements of income since their respective acquisition dates.

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

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASC 842”) that amends the accounting guidance on leases for both lessees and lessors. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, described below, as well as certain practical expedients related to land easements and lessor accounting. The amendments in this accounting standard update are effective for the Company on January 1, 2019, with early adoption permitted. The Company adopted this accounting standard update effective January 1, 2019.

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

As part of the implementation process, the Company assessed its lease arrangements and evaluated practical expedient and accounting policy elections to meet the reporting requirements of this standard. The Company has also evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’ which permits us not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. Consequently, on adoption, the Company expects to recognize additional operating liabilities ranging from $100,000 to $200,000, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

NOTE 2. LEASES

Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted ASC 842, Leases, using a modified retrospective method applied to all contracts as of January 1, 2019. Therefore, for reporting periods beginning after December 31, 2018, the financial statements are prepared in accordance with the current lease standard and the financial statements for all periods prior to January 1, 2019 are presented under the previous lease standard ("ASC 840").

The Company determines if an arrangement is a lease, or contains a lease, when a contract is signed. The Company determines if a lease is an operating or financing lease and records a lease asset and a lease liability upon lease commencement,

The Company has operating leases for office space in Arkansas and South Carolina. The Company has no finance leases as of March 31, 2019. For office space, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when calculating the lease asset and lease liability.

The Company recognizes lease expense on a straight-line basis over the lease term. Certain of our lease agreements include rent payments which are adjusted periodically for inflation. Any change in payments due to changes in inflation rates are recognized as variable lease expense as they are incurred. Variable lease expense also includes costs for property taxes, insurance and services provided by the lessor which are charged based on usage or performance.

Most leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to 2 years. The exercise of renewal options for office space and data centers is at the Company’s discretion and are included if they are reasonably certain to be exercised. As of March 31, 2019, the Company’s weighted-average remaining lease term for all leases was approximately 3.29 years.

When the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as its discount rate to determine the present value of its lease payments. The incremental borrowing rates approximate the rate the Company would pay to borrow in the currency of the lease payments on a collateralized basis for the weighted-average life of the lease. As of March 31, 2019, the Company’s weighted-average discount rate was approximately 5.0%.

The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheet at March 31, 2019.

Leases	Classification in Consolidated Balance Sheet	March 31, 2019
Operating lease assets	Right of use asset	$175,815
Lease Liabilities:
Current capital lease liabilities	Right of use liability	$57,517
Long-term capital lease liabilities	Right of use liability	135,777
Total capital lease liabilities		$193,294

As of March 31, 2019, the operating lease liabilities will mature over the following periods:

Remainder of 2019	$49,168
2020	67,254
2021	69,502
2022	23,348
Total remaining lease payments	$209,272
Less: Imputed interest	(15,978)
Total capital lease liabilities	$193,294

At December 31, 2018, minimum lease payments for operating leases having an initial term in excess of one year under ASC 840 were as follows:

2019	$65,444
2020	67,238
2021	59,253
2022	9,600
2023	1,600
Thereafter	—
Total minimum lease payments	$203,135

The Company recognized the following related to operating leases in its Unaudited Consolidated Statement of Operations:

		Three Months
	Classification in Unaudited	Ended March 31,
Leases	Consolidated Statement of Operations	2019
Lease expense	General and administrative and Information technology	$15,484
Total lease expense		$15,484

Supplemental cash flow information related to capital leases are as follows:

Three Months
Ended March 31,
Leases	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from capital leases	$15,484
Right-of-use assets obtained in exchange for lease obligations:
Capital Leases	$—

"Operating lease amortization" presented in the operating activities section of the Unaudited Consolidated Statement of Cash Flows reflects the portion of the capital lease expense that amortized the capital lease asset.

NOTE 3 – Intangible Assets

Amortizing	Estimates	Gross
Intangible Assets	Useful Life	Carrying Amount

Customer Lists	10 years	$2,653,000
Tradenames	15 years	377,000
IP Technologies	10 years	819,000
Non-compete	5 years	464,000
		4,313,000
Less: Accumulated Amortization		(697,700)

		$3,615,300

The amortization expense related to the intangible assets was $116,284 for the three months ended March 31, 2019 and 2018 respectively.

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

The Company, as part of consideration for the purchase of CCI and EZ, issued a $2.5 million promissory note to the seller. The note is non-interest bearing with five annual payments of $500,000 (subject to adjustment to $377,400 if the business of CCI and EZ does not meet certain financial targets in 2017 and 2018) and matures on September 30, 2022. Interest has been imputed at 12.75% per annum. The note is in default as of September 30, 2018 due to the Company not making the required principal payment. The Company has expensed the unamortized discount of $470,054 and has accrued default interest for three months in the amount of $107,123 (17% per annum). Upon each annual payment date (each, a “Due Date”), the holder may elect to convert the annual installment of the principal amount due into shares of common stock at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per share, the installment payable upon such Due Date may not be converted into shares without written agreement between the Company and the seller.

	March 31, 2019	December 31, 2018

Note payable – monthly interest, 12.75% per annum, matures on September 29, 2020	$5,150,000	$5,150,000
Less discounts	(246,673)	(287,785)
Note payable – monthly interest, 17.00% per annum, matures on September 30, 2022	2,500,000	2,500,000
Less discounts	—	—
Subtotal	7,403,327	7,362,215
Less: current portion, net of discount $0 and $0	2,500,000	2,500,000
Long- term portion	$4,903,327	$4,862,215

Principal payments on the above notes mature as follows:

Three months ending March 31, 2019:
2019	$2,500,000
2020	5,150,000
2021	—
2022	—
2023	—
Thereafter	$7,650,000

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

As of March 31, 2019 and December 31, 2018, the Company has unpaid and accrued salary to its President in the amount of $0 and $50,000, respectively.

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

NOTE 8 – Income Taxes

Income tax (provision) benefit for the three months ended March 31, 2019 and 2018 was 11,136 and ($51,029), respectively. The effective tax rates for the periods were 27% respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

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

NOTE 9 – Business Segment Information

The Company has two reportable segments (billing services and OTC and prescription medication) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company's reportable segments for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$1,044,009	$822,886	$221,123	$—
Cost of Revenue	166,528	—	166,528	—
Long-lived assets	7,139,768	5,407,637	1,732,131	—
Income (loss) before income tax	(43,303)	519,088	39,814	(602,205)
Identifiable assets	3,826,542	2,922,717	903,825	—
Depreciation and amortization	121,135	91,337	29,798	—

For the three months ended March 31, 2018	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$1,924,832	$1,444,060	$480,772	$—
Cost of Revenue	376,096	—	376,096	—
Long-lived assets	7,415,872	6,395,764	1,020,108	—
Income (loss) before income tax	188,996	671,897	95,523	(578,424)
Identifiable assets	4,102,646	3,082,538	1,020,108	—
Depreciation and amortization	120,179	90,381	29,798	—

NOTE 10 – Litigation

In August 2018, we were served with a complaint (which was amended in September 2018 to include David Hopkins, our CEO, as a defendant), filed in Miami-Dade County, Florida Circuit Court by the seller of CCI and Script. In the complaint, the seller alleges breach of contract and fraud in that we allegedly failed to pay him excess working capital as of the closing of the acquisition of approximately $381,000 and failed to reimburse him for certain credit card expenses. We believe that the seller’s claims are without merit, as his calculation of working capital does not follow the methodology provided for in the Securities Purchase Agreement for the transaction and that in fact, there was a working capital shortfall at closing of approximately $725,000 (for which we demanded payment in June 2018). Moreover, the seller has refused to submit the working capital dispute to the resolution process provided for in the Securities Purchase Agreement. We have answered the complaint denying the seller’s claims and have filed counterclaims against the seller for the sums we believe are do us for the working capital shortfall and for damages arising from seller’s indemnification obligations under the Securities Purchase Agreement. The action is currently in the discovery and mediation stages.

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

CCI offers and provides administrative services and billing services to physician practices (each a “Practice” and collectively, the “Practices”) desiring to make certain over-the-counter products, including non-narcotic topical medications, patches, and creams (“OTC Products”) and certain prescription medications (“Prescription Medications”) available to patients in the physician practice’s office. Each participating Practice is responsible for obtaining and maintaining any necessary and appropriate licenses, permits, or other documentation required to order, receive, store, and dispense OTC Products or Prescription Medications in the Practice’s office in accordance with applicable federal and state law. Such services include, but are not limited to, assisting Practices with insurance claim processing, prior authorization, billing and collections, and recordkeeping. CCI offers its services to Practices participating in the OTC Program and the Full-Formulary Program. CCI also provides billing and collection services on behalf of SCLLC in connection with SCLLC’s sales and distribution of OTC Products to Practices participating in the OTC Program.

SCLLC offers OTC Products to Practices that desire to make such products available to patients in the Practice’s office through participation in the OTC Program. SCLLC is not a compounding pharmacy, and neither CCI nor SCLLC is involved in creating topicals with compounding pharmacies.

Practices participating in the Full-Formulary Program may order and obtain certain Prescription Medications directly from licensed pharmaceutical wholesaler that oversees and manages the sale and distribution of Prescription Medications in connection with the Full-Formulary Program.

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

The GPB Note (a) provides for customary affirmative and negative covenants, including restrictions on Health-Right incurring subsequent debt, and (b) contains customary event of default provisions with a default interest rate of the lesser of 17.75% for the cash interest and 8.0% for the paid in-kind interest or the maximum rate permitted by law. Upon the occurrence of an event of default, GPB may require the Company to redeem the GPB Note at 120% of the then outstanding principal balance. The GPB Note is secured by a lien on all of the assets of the Company, including its intellectual property, pursuant to a security agreement entered into between the Company and GPB at Closing.

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

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

For the three months ended March 31, 2019, we had revenues of $1,044,009, as compared to $1,924,832 for the three months ended March 31, 2018. Cost of sales was $166,528 for the three months ended March 31, 2019, as compared to $376,096 for the 2018 quarter. The decline in revenues and cost of sales reflects the restructuring by the Company of CCI’s and SCLLC’s business operations and refinement of their business model to improve efficiency and profitability and allow for operational expansion.

General and administrative costs were $560,607 for the three months ended March 31, 2019, as compared to $984,269 for the three months ended March 31, 2018, with the decrease similarly attributable to the restructuring and refinement of business operations. Interest expense for the 2019 quarter decreased slightly to $240,984, from $256,278 for the 2018. Interest in both periods largely reflects interest on the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition.

Income tax benefit for the three months ended March 31, 2019 was $11,136, as compared to income tax provision of $51,029 for the three months ended March 31, 2018.

The Company had a net loss for the three months ended March 31, 2019 of $32,167, as compared to net income of $137,967 for the three months ended March 31, 2018. The change from net income in the 2018 quarter to a net loss in the 2019 quarter, was attributable to the restructuring and refinement of the Company’s business operations as described above.

Liquidity and Capital Resources

As of March 31, 2019, total assets were $9,686,179, as compared to $9,428,573on December 31, 2018, with the increase attributable to additional cash on hand from operations. Total current liabilities as of March 31, 2019 were $3,872,280, as compared to $3,730,005 as of December 31, 2018. As of March 31, 2019 and December 31, 2018, the Company had long-term liabilities of $5,933,095 and $5,767,343, respectively, with such increase attributable in large part due to a right of use liability, net of current portion of $135,177, incurred during the first quarter of 2019.

After closing of the acquisition in September 2017, dispute arose between the seller of CCI and SCLLC and the Company, (which is the subject of pending litigation). Such dispute relates to amounts the Company believes are due it from the seller (a) as a result of a shortfall in working capital at closing of the Acquisition; and (b) pursuant to seller’s indemnification obligations under the Securities Purchase Agreement. We are seeking to set off certain of the sums we believe are due us against principal and interest payments under the CCI Note, and as such may be deemed to be technically in default thereunder, resulting in a reclassification of certain long-term liabilities to current liabilities effective December 31, 2018, pending resolution of the dispute.

Net cash provided by operating activities was to $214,015 for three months ended March 31, 2019, as compared to net cash provided by operating activities of $371,163 in the 2018 quarter, reflecting the restructuring and refinement of our operations.

Net cash used in investing activities was $-0- for three months ended March 31, 2019, as compared to $12,607 for the three months ended March 31, 2018, reflecting purchases of property and equipment in the 2018 quarter.

Net cash used in financing activities was $-0- for the three months ended March 31, 2019, as compared to $33,512 for the three months ended March 31, 2018, representing the repayment of shareholder loans by the Company during the 2018 quarter.

The Company believes that its existing capital resources when combined with anticipated cash flow from operations, will allow it to fund its operations for at least twelve (12) months from the date of his report. However, there can be no assurance that the Company will not require additional financing to achieve sustained profitability. While we believe additional financing may available to us, if required, there can be no assurance that equity or debt financing will be available on commercially reasonable terms or otherwise, when, as and if needed. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

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

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASC 842”) that amends the accounting guidance on leases for both lessees and lessors. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve (12) months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, described below, as well as certain practical expedients related to land easements and lessor accounting. The amendments in this accounting standard update are effective for the Company on January 1, 2019, with early adoption permitted. The Company adopted this accounting standard update effective January 1, 2019.

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

As part of the implementation process, the Company assessed its lease arrangements and evaluated practical expedient and accounting policy elections to meet the reporting requirements of this standard. The Company has also evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’ which permits us not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. Adoption of the new standard resulted in the Company recognize additional operating liabilities in the amount of $207,058, with the corresponding recording of assets of $188,805 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The cumulative effect adjustment to accumulate deficit as of January 1, 2019 was $18,254.

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

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In addition to the legal proceeding described in response to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

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

HEALTH-RIGHT DISCOVERIES, INC.

Dated: May 16, 2019	By:	/s/ David Hopkins
David Hopkins, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)