Form 10-Q
period 2019-06-30
Health-Right Discoveries, Inc.
filed 2019-08-09
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 8, 2019 was 22,869,191 shares.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,508,931	$2,149,738
Accounts receivable, net	75,483	148,225
Inventories	21,848	44,431
Prepaid and other assets	8,769	4,000
Total Current Assets	2,615,031	2,346,394

Property and equipment, net	33,500	37,369
Right of use asset	162,651	-
Intangible assets, net	3,499,017	3,731,584
Goodwill	3,313,226	3,313,226

TOTAL ASSETS	$9,623,425	$9,428,573

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,578,319	$1,100,005
Income tax payable	-	80,000
Salaries payable - related party	-	50,000
Current portion of right of use liability	58,662	-
Current portion - notes payable, net of discounts of $0 at June 30, 2019 and December 31, 2018, respectively	2,500,000	2,500,000
Total Current Liabilities	4,136,981	3,730,005

LONG-TERM LIABILITIES:
Right of use liability, net of current portion	120,694	-
Notes payable, net of discounts of $205,561 and $287,785 at June 30, 2019 and December 31, 2018, respectively	4,944,439	4,862,215
Deferred tax liability	797,995	905,128
Total Long-term Liabilities	5,863,128	5,767,343

Total Liabilities	10,000,109	9,497,348

STOCKHOLDERS’ DEFICIT
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding June 30, 2019 and December 31, 2018	-	-
Common Stock, .001 par value, 100,000,000 shares authorized 22,869,191 shares issued and outstanding, June 30, 2019 and December 31, 2018	22,869	22,869
Additional paid in capital	1,117,967	1,117,967
Accumulated deficit	(1,517,520)	(1,209,611)
Total Stockholders’ Deficit	(376,684)	(68,775)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,623,425	$9,428,573

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018

Revenue	$917,251	$1,892,695	$1,961,260	$3,817,334

Cost of Revenue	136,913	281,647	303,441	657,743

Gross Profit	780,338	1,611,048	1,657,819	3,159,591

Operating Expenses
General and administrative	557,395	993,796	1,116,060	1,976,887
Amortization and depreciation	121,121	120,692	242,256	240,870
Total operating expenses	678,516	1,114,488	1,358,316	2,217,757

Income from operations	101,822	496,560	299,503	941,834

Other Expenses
Interest expenses	349,057	258,049	696,291	514,327
Total other expenses	349,057	258,049	696,291	514,327

Income (loss) before income tax (provision) benefit	(247,235)	238,511	(396,788)	427,507

Income tax (provision) benefit	67,310	(64,712)	107,133	(115,741)

NET INCOME (LOSS)	$(179,925)	$173,799	$(289,655)	$311,766

Income (loss) per common share	(0.01)	0.01	(0.01)	0.01

Weighted average common shares outstanding - basic and diluted	22,869,191	22,869,191	22,869,191	22,869,191

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

			Additional
	COMMON STOCK		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – December 31, 2018	22,869,191	$22,869	$1,117,967	$(1,209,611)	$(68,775)

Net (loss) for the three months ended March 31, 2019	-	-	-	(109,730)	(109,730)
Adoption of ASU 2016-02	-	-	-	(18,254)	(18,254)

BALANCE – March 31, 2019	22,869,191	22,869	1,117,967	(1,337,595)	(196,759)

Net (loss) for the three months ended June 30, 2019	-	-	-	(179,925)	(179,925)

BALANCE – June 30, 2019	22,869,191	$22,869	$1,117,967	$(1,517,520)	$(376,684)
BALANCE – December 31, 2017	22,869,191	$22,869	$1,117,967	$(542,617)	$598,219

Net income for the three months ended March 31, 2018	-	-	-	137,967	137,967

BALANCE – March 31, 2018	22,869,191	22,869	1,117,967	(404,650)	736,186

Net income for three months ended June 30,2018	-	-	-	173,799	173,799

BALANCE – June 30, 2018	22,869,191	$22,869	$1,117,967	$(230,851)	$909,985

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	2019	2018

OPERATING ACTIVITIES:
Net income (loss)	$(289,655)	$311,766
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	3,869	2,484
Amortization	232,567	232,566
Right of use liability amortization	(1,549)	-
Non-cash interest	82,224	199,626
Deferred income tax benefit	(107,133)	115,741
Changes in operating assets and liabilities:
Accounts receivable	72,742	96,291
Inventories	22,583	(12,450)
Prepaid and other assets	(4,769)	-
Accounts payable and accrued expenses	398,314	(52,223)
Accrued salary to related party	(50,000)	(75,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	359,193	818,801

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(41,079)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(41,079)

FINANCING ACTIVITIES:
(Repayment of) loan from related parties	-	(33,512)
NET CASH (USED IN) FINANCING ACTIVITIES	-	(33,512)

INCREASE IN CASH	359,193	744,210

CASH - BEGINNING OF PERIOD	2,149,738	1,458,942

CASH - END OF PERIOD	$2,508,931	$2,203,152

Supplemental disclosures of cash flow information:
Cash paid for interest	$330,136	$375,416

Cash paid for income taxes	$80,000	$-

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

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2019.

Basis of Presentation

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statement and notes thereto included in the 2018 Form 10-K for the year ended December 31, 2018. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management has rewarded an allowance for doubtful accounts in the amounts of $13,980 and $0 at June 30, 2019 and December 31, 2018 respectively. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers was to deteriorate and adversely affecting their ability to make payments, additional allowances would be required.

Revenue Recognition

Effective January 1, 2018, the Company adopted guidance issued by the FASB regarding recognizing revenue from contracts with customers. The revenue recognition policies as enumerated below reflect the Company’s accounting policies effective January 1, 2018, which did not have a materially different financial statement result than what the results would have been under the previous accounting policies for revenue recognition.

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

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their net realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations. The Company recorded $0 loss due to management’s estimate of obsolete inventory, at June 30, 2019 and December 31, 2018.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions are capitalized, repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

	June 30, 2019	December 31, 2018
Machinery and equipment – 7 years	$52,934	$52,934
Accumulated depreciation	(19.434)	(15,565)
Total property and equipment	$33,500	$37,369

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

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of December 31, 2018 and whenever events or changes in circumstances indicate carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. There were no events or changes in circumstances that indicated potential impairment of intangible assets at June 30, 2019 and December 31, 2018.

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

Accounting for Business Combinations

In accordance with ASC Topic 805, “Business Combinations,” when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date. These items are recorded on our unaudited condensed consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of acquired businesses are included in the unaudited consolidated statements of income since their respective acquisition dates.

The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets, estimated contingent consideration payments and/or pre-acquisition contingencies, all of which ultimately affect the fair value of goodwill established as of the acquisition date. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date and is then subsequently tested for impairment at least annually. If the fair value of the net assets acquired exceeds the purchase price consideration, we record a gain on bargain purchase. However, in such a case, before the measurement period closes, we perform a reassessment to reconfirm whether we have correctly identified all of the assets acquired and all of the liabilities assumed as of the acquisition date.

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

NOTE 2 – Leases

Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted ASC 842, Leases, using a modified retrospective method applied to all contracts as of January 1, 2019. Therefore, for reporting periods beginning after December 31, 2018, the financial statements are prepared in accordance with the current lease standard and the financial statements for all periods prior to January 1, 2019 are presented under the previous lease standard (“ASC 840”).

The Company determines if an arrangement is a lease, or contains a lease, when a contract is signed. The Company determines if a lease is an operating or financing lease and records a lease asset and a lease liability upon lease commencement,

The Company has operating leases for office space in Arkansas and South Carolina. The Company has no finance leases as of June 30, 2019. For office space, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when calculating the lease asset and lease liability.

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

Most leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to 2 years. The exercise of renewal options for office space and data centers is at the Company’s discretion and are included if they are reasonably certain to be exercised. As of June 30, 2019, the Company’s weighted-average remaining lease term for all leases was approximately 3.04 years.

When the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as its discount rate to determine the present value of its lease payments. The incremental borrowing rates approximate the rate the Company would pay to borrow in the currency of the lease payments on a collateralized basis for the weighted-average life of the lease. As of June 30, 2019, the Company’s weighted-average discount rate was approximately 5.0%.

In July 2019, the company decided to terminate its Arkansas lease and did so according to the terms in the Lease agreement.

The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheet at June 30, 2019.

Leases	Classification in Consolidated Balance Sheet	June 30, 2019
Operating lease assets	Right of use asset	$162,651
Lease Liabilities:
Current capital lease liabilities	Right of use liability	$58,662
Long-term capital lease liabilities	Right of use liability	120,694
Total capital lease liabilities		$179,356

As of June 30, 2019, the operating lease liabilities will mature over the following periods:

Remainder of 2019	$32,872
2020	67,258
2021	69,502
2022	23,348
Total remaining lease payments	$192,980
Less: Imputed interest	(13,624)
Total capital lease liabilities	$179,356

At December 31, 2018, minimum lease payments for operating leases having an initial term in excess of one year under ASC 840 were as follows:

2019	$65,444
2020	67,238
2021	59,253
2022	9,600
2023	1,600
Thereafter	—
Total minimum lease payments	$203,135

The Company recognized the following related to operating leases in its Unaudited Consolidated Statement of Operations:

		Three Months
	Classification in Unaudited	Ended June 30,
Leases	Consolidated Statement of Operations	2019
Lease expense	General and administrative and Information technology	$16,303
Total lease expense		$16,303

		Six Months
	Classification in Unaudited	Ended June 30,
Leases	Consolidated Statement of Operations	2019
Lease expense	General and administrative and Information technology	$31,787
Total lease expense		$31,787

Supplemental cash flow information related to capital leases are as follows:

Six Months
Ended June 30,
Leases	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from capital leases	$31,787
Right-of-use assets obtained in exchange for lease obligations:
Capital Leases	$—

“Operating lease amortization” presented in the operating activities section of the Unaudited Consolidated Statement of Cash Flows reflects the portion of the capital lease expense that amortized the capital lease asset.

NOTE 3 – Intangible Assets

Amortizing	Estimates	Gross Carrying
Intangible Assets	Useful Life	Amount

Customer Lists	10 years	$2,653,000
Tradenames	15 years	377,000
IP Technologies	10 years	819,000
Non-compete	5 years	464,000
		4,313,000
Less: Accumulated Amortization		(813,983)

		$3,499,017

The amortization expense related to the intangible assets was $116,284 and $232,567 for the three and six months ended June 30, 2019 and 2018 respectively.

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

The Company, as part of consideration for the purchase of CCI and SCLLC, issued a $2.5 million promissory note to the seller. The note is non-interest bearing with five annual payments of $500,000 and matures on September 30, 2022. Interest has been imputed at 12.75% per annum. The note is in default as of September 30, 2018 due to the Company not making the required principal payment. The Company has expensed the unamortized discount of $470,054 and has accrued default interest for three months ended December 31, 2018 in the amount of $107,123 (17% per annum) along with $106,250 interest expense for both the three months ended March 31, 2019 and June 30, 2019. Upon each annual payment date (each, a “Due Date”), the holder may elect to convert the annual installment of the principal amount due into shares of common stock at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per share, the installment payable upon such Due Date may not be converted into shares without written agreement between the Company and the seller.

	June 30, 2019	December 31, 2018

Note payable – monthly interest, 12.75% per annum, matures on September 29, 2020	$5,150,000	$5,150,000
Less discounts	(205,561)	(287,785)
Note payable – monthly interest, 17.00% per annum, matures on September 30, 2022	2,500,000	2,500,000
Less discounts	—	—
Subtotal	7,444,439	7,362,215
Less: current portion, net of discount $0 and $0	2,500,000	2,500,000
Long- term portion	$4,944,439	$4,862,215

Principal payments on the above notes mature as follows:

Six months ending June 30, 2019:
2019	$2,500,000
2020	5,150,000
2021	—
2022	—
2023	—
Thereafter	$7,650,000

NOTE 5 – Related Party

As of June 30, 2019 and December 31, 2018, the Company has unpaid and accrued salary to its President in the amount of $0 and $50,000, respectively.

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

In consideration for David Hopkins, the Company’s Chief Executive Officer and President, assuming the additional duties of President of the Company’s two subsidiaries, CCI and SCLLC, on May 31, 2019, the Company entered into an amended and restated employment agreement with Mr. Hopkins, effective as of April 15, 2019 (the “Effective Date”), which superseded the January 2018 employment agreement between the Company and Mr. Hopkins. The amended and restated employment agreement is for an initial term of three (3) years from the Effective Date and automatically renews for additional three (3) year periods, provided that the subsidiaries achieve combined Adjusted EBITDA (as determined by the Company’s accountants from the subsidiaries’ financial statements used in preparing the Company’s audited financial statements) of $3,000,000 for any calendar year during the initial term and any renewal term.

The amended and restated employment agreement provides for an initial base salary of $250,000. In the event in any calendar year during the initial term or any renewal term, the Subsidiaries achieve combined Adjusted EBITDA (as determined by the Company’s accountants from the subsidiaries’ financial statements used in preparing the Company’s audited financial statements) of $3,000,000, Mr. Hopkins’ annual base salary shall automatically increase to $300,000 and in the event in any calendar year during the initial term or any renewal term, the subsidiaries achieve combined Adjusted EBITDA (as determined by the Company’s accountants from the subsidiaries’ financial statements used in preparing the Company’s audited financial statements) of $3,500,000, his annual base salary shall automatically increase to $350,000. Mr. Hopkins will also receive a $600 per month car allowance while the amended and restated employment agreement is in effect.

NOTE 6 – Stockholders’ Deficit

The Company has authorized 100,000,000 shares of common stock $.001 par value and 5,000,000 shares of preferred stock $.001 par value.

On September 29, 2017, the Company issued 1,751,580 shares of common stock for the purchase of CCI and SCLLC (see Note 3). Also, on September 29, 2017, the Company issued 3,584,279 shares of its common stock in connection with its $5 million note (see Note 4).

NOTE 7 – 2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan (the “Incentive Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the Incentive Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of June 30, 2019, options to purchase 1,175,000 shares at an exercise price of $0.35 per share have been granted and are outstanding under the Incentive Plan.

NOTE 8 – Income Taxes

Income tax (provision) benefit for the six months ended June 30, 2019 and 2018 was $107,133 and ($115,741), respectively. The effective tax rates for the periods were 27% respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

As of June 30, 2019, the Company has approximately $542,500 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2031.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, management has established $0 valuation allowance against the deferred tax asset relating to NOLs because it is more likely than not that all of the deferred tax asset will be realized.

The Company files U.S. federal and state of Florida and Arkansas tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2013. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 9 – Business Segment Information

The Company has two reportable segments (billing services and OTC and prescription medication) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018.

For the three months ended June 30, 2019	Consolidated	Billing Services		OTC and Prescription Medication	Corporate

Revenues	$917,251	$722,558		$194,693	$	__
Cost of Revenue	136,913		__	136,913		__
Long-lived assets	6,865,177	5,990,423		874,754		__
Income (loss) before income tax	(247,235)	442,721		45,520		(735,176)
Identifiable assets	3,551,951	2,677,197		874,754		__
Depreciation and amortization	121,121	90,841		30,280		__

For the six months ended June 30, 2019	Consolidated	Billing Services		OTC and Prescription Medication	Corporate

Revenues	$1,961,260	$1,545,444		$415,816	$	__
Cost of Revenue	303,441		__	303,441		__
Long-lived assets	6,865,177	5,990,423		874,754		__
Income (loss) before income tax	(396,788)	961,810		85,335		(1,443,933)
Identifiable assets	3,551,951	2,677,197		874,754		__
Depreciation and amortization	242,256	181,692		60,564		__

For the three months ended June 30, 2018	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$1,892,695	$1,499,903	$392,792	$—
Cost of Revenue	281,647	—	281,647	—
Long-lived assets	7,326,563	6,335,526	991,037	—
Income (loss) before income tax	238,511	746,454	77,002	(584,945)
Identifiable assets	4,013,337	3,022,300	991,037	—
Depreciation and amortization	120,692	90,519	30,173	—

For the six months ended June 30, 2018	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$3,817,334	$2,943,962	$873,372	$—
Cost of Revenue	657,743	—	657,743	—
Long-lived assets	7,326,563	6,335,526	991,037	—
Income (loss) before income tax	427,507	1,418,351	172,526	(1,163,370)
Identifiable assets	4,013,337	3,022,300	991,037	—
Depreciation and amortization	240,870	180,652	60,218	—

NOTE 10 – Litigation

In August 2018, we were served with a complaint (which was amended in September 2018 to include David Hopkins, our CEO, as a defendant), filed in Miami-Dade County, Florida Circuit Court by the seller of CCI and Script. In the complaint, the seller alleges breach of contract and fraud in that we allegedly failed to pay him excess working capital as of the closing of the acquisition of approximately $381,000 and failed to reimburse him for certain credit card expenses. We believe that the seller’s claims are without merit, as his calculation of working capital does not follow the methodology provided for in the Securities Purchase Agreement for the transaction and that in fact, there was a working capital shortfall at closing of approximately $725,000 (for which we demanded payment in June 2018). Moreover, the seller has refused to submit the working capital dispute to the resolution process provided for in the Securities Purchase Agreement. We have answered the complaint denying the seller’s claims and have filed counterclaims against the seller for the sums we believe are due to us for the working capital shortfall and for damages arising from seller’s indemnification obligations under the Securities Purchase Agreement. The action is currently in the discovery and mediation stages.

In April 2018, Stephen Andrews, the former CEO of CCI, filed a wrongful termination arbitration claim seeking recovery in the amount in excess of $500,000. In addition to raising defenses, the Company has filed a counterclaim alleging violation of non-disclosure/non-compete agreements by Mr. Andrews and anticipates filing additional counterclaims prior to arbitration, which was originally scheduled to take place in June 2019, but which has been postponed with no new date set.

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

The Acquisition

The purchase price for the Acquisition (the “Purchase Price”) consisted of (a) $6,100,000 in cash (the “Cash Purchase Price”); and (b) 1,751,580 “restricted” shares of HRD’s common stock (the “Acquisition Shares”). The Purchase Price was paid at Closing by (a) payment by the Company to the seller of $3,600,000 of the Cash Purchase Price; (b) issuance by the Company to the seller of the Acquisition Shares; and (c) execution and delivery to the seller of a convertible promissory note for the $2,500,000 balance of the Cash Purchase Price (the “Purchase Price Note”).

The Purchase Price Note, which does not bear interest, is payable in five equal annual installments of $500,000 on the first, second, third, fourth and fifth anniversaries of the Closing (each a “Due Date”). Upon each Due Date, the seller, at his sole option, may elect to convert the annual installment then due under the Note, into shares of Health-Right’s common stock (the “HRD Shares”) at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the HRD Shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per HRD Share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per HRD Share, the installment payable upon such Due Date may not be converted into HRD Shares without written agreement between the Company and the seller. The Company is currently disputing payment of the Purchase Price Note in the pending litigation between the seller and HRD described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

For the three months ended June 30, 2019, we had revenues of $917,251, as compared to $1,892,695 for the three months ended June 30, 2018. Cost of revenue was $136,913 for the three months ended June 30, 2019, as compared to $281,647 the 2018 quarter. The decline in revenues and cost of revenue from the 2018 quarter to the 2019 quarter, reflects the restructuring by the Company of CCI’s and SCLLC’s business operations and refinement of their business model to improve efficiency and profitability and allow for operational expansion.

General and administrative costs were $557,395 for the three months ended June 30, 2019, as compared to $993,796 for the three months ended June 30, 2018, with the decrease similarly attributable to the restructuring and refinement of business operations. Interest expense for the 2019 quarter increased approximately 26% to $349,057, from $258,049 for the 2018 quarter. Interest in both periods largely reflects interest on the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. The increase in interest expense in the 2019 quarter was largely attributable to the accrual of interest on the Purchase Price Note under the default rate. The accrual resulted from the Company disputing payment of the Purchase Price Note in the pending litigation between the seller and HRD described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Income tax benefit for the three months ended June 30, 2019 was $67,310, as compared to income tax provision of $64,712 for the three months ended June 30, 2018.

The Company had a net loss for the three months ended June 30, 2019 of $179,925, as compared to net income of $173,799 for the three months ended June 30, 2018. The change from net income in the 2018 quarter to a net loss in the 2019 quarter, was attributable in large part to the accrual of interest on the Purchase Price Note at the default rate as set forth above.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

For the six months ended June 30, 2019, we had revenues of $1,961,260, as compared to $3,817,334 for the six months ended June 30, 2018. Cost of revenue was $303,441 for the six months ended June 30, 2019, as compared to $657,743 the 2018 period. The decline in revenues and cost of revenue from the 2018 period to the 2019 period, reflects the restructuring by the Company of CCI’s and SCLLC’s business operations and refinement of their business model to improve efficiency and profitability and allow for operational expansion.

General and administrative costs were $1,116,060 for the six months ended June 30, 2019, as compared to $1,976,887 for the six months ended June 30, 2018, with the decrease similarly attributable to the restructuring and refinement of business operations. Interest expense for the 2019 period increased approximately 26% to $696,291, from $514,327 for the 2018 period. Interest in both periods largely reflects interest on the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. The increase in interest expense in the 2019 period was largely attributable to the accrual of interest on the Purchase Price Note under the default rate. The accrual resulted from the Company disputing payment of the Purchase Price Note in the pending litigation between the seller and HRD described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Income tax benefit for the six months ended June 30, 2019 was $107,133, as compared to income tax provision of $115,741 for the six months ended June 30, 2018.

The Company had a net loss for the six months ended June 30, 2019 of $289,655, as compared to net income of $311,766 for the six months ended June 30, 2018. The change from net income in the 2018 period to a net loss in the 2019 period, was attributable in large part to the accrual of interest on the Purchase Price Note at the default rate as set forth above.

Liquidity and Capital Resources

As of June 30, 2019, total assets were $9,623,425, as compared to $9,428,573 on December 31, 2018, with the increase attributable to additional cash on hand from operations, offset by decreases in accounts receivable and inventories. Total current liabilities as of June 30, 2019 were $4,136,981, as compared to $3,730,005 as of December 31, 2018. As of June 30, 2019 and December 31, 2018, the Company had long-term liabilities of $5,863,128 and $5,767,343 respectively, with such increase attributable in large part due to a right of use liability, net of current portion of $120,694, incurred during the first and second quarters of 2019.

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

Net cash provided by operating activities was to $359,193 for the six months ended June 30, 2019, as compared to net cash provided by operating activities of $818,801 for the 2018 period, reflecting the restructuring and refinement of our operations.

Net cash used in investing activities was $-0- for six months ended June 30, 2019, as compared to $41,079 for the six months ended June 30, 2018, reflecting purchases of property and equipment in the 2018 period.

Net cash used in financing activities was $-0- for the six months ended June 30, 2019, as compared to $33,512 for the six months ended June 30, 2018, representing the repayment of shareholder loans by the Company during the 2018 period.

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

As part of the implementation process, the Company assessed its lease arrangements and evaluated practical expedient and accounting policy elections to meet the reporting requirements of this standard. The Company has also evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’ which permits us not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. Adoption of the new standard resulted in the Company recognize additional operating liabilities in the amount of $207,058, with the corresponding recording of assets of $188,804 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The cumulative effect adjustment to accumulate deficit as of January 1, 2019 was $18,254.

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

Intangible Assets

Intangible assets consist primarily of the Tradenames, IP Technologies, Customer list, and a Non-compete agreement resulting from the acquisition referred to in Note 3. These intangible assets have finite lives and are amortized over the periods in which they provide benefit. The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with indefinite lives, are subject to impairment testing in accordance with accounting standards governing such on an annual basis, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. See Note 3 to the unaudited consolidated financial statements for disclosure on intangible assets.

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

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 1A.	Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification
32.1	Section 906 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH-RIGHT DISCOVERIES, INC.

Dated: August 9, 2019	By:	/s/ David Hopkins
David Hopkins, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)