Form 10-Q
period 2019-09-30
Health-Right Discoveries, Inc.
filed 2019-11-13
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 12, 2019 was 22,869,191 shares.

 i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,539,998	$2,149,738
Accounts receivable, net	69,554	148,225
Inventories	33,220	44,431
Prepaid and other assets	19,609	4,000
Total Current Assets	2,662,381	2,346,394

Property and equipment, net	31,593	37,369
Right of use asset	149,313	—
Intangible assets, net	2,321,534	3,731,584
Goodwill	3,313,226	3,313,226

TOTAL ASSETS	$8,478,047	$9,428,573

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,565,168	$1,100,005
Income tax payable	—	80,000
Salaries payable - related party	—	50,000
Current portion of right of use liability	59,820	—
Current portion - notes payable, net of discounts of $0 at September 30, 2019 and December 31, 2018, respectively	2,500,000	2,500,000
Total Current Liabilities	4,124,988	3,730,005

LONG-TERM LIABILITIES:
Right of use liability, net of current portion	105,424	—
Notes payable, net of discounts of $164,448 and $287,785 at September 30, 2019 and December 31, 2018, respectively	5,140,052	4,862,215
Deferred tax liability	443,288	905,128
Total Long-term Liabilities	5,688,764	5,767,343

Total Liabilities	9,813,752	9,497,348

STOCKHOLDERS’ DEFICIT
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common Stock, .001 par value, 100,000,000 shares authorized 22,869,191 shares issued and outstanding, September 30, 2019 and
December 31, 2018	22,869	22,869
Additional paid in capital	1,117,967	1,117,967
Accumulated deficit	(2,476,541)	(1,209,611)
Total Stockholders’ Deficit	(1,335,705)	(68,775)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,478,047	$9,428,573

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2019	2018	2019	2018

Revenue	$828,302	$1,361,956	$2,789,562	$5,179,290

Cost of Revenue	127,661	207,508	431,102	865,251

Gross Profit	700,641	1,154,448	2,358,460	4,314,039

Operating Expenses
General and administrative	479,650	964,352	1,595,710	3,182,109
Amortization and depreciation	121,100	—	363,356	—
Impairment loss	1,061,200	—	1,061,200	—
Total operating expenses	1,661,950	964,352	3,020,266	3,182,109

Income (loss) from operations	(961,309)	190,096	(661,806)	1,131,930

Other Expenses
Interest expenses	352,419	261,591	1,048,710	775,918
Total other expenses	352,419	261,591	1,048,710	775,918

Income (loss) before income tax (provision) benefit	(1,313,728)	(71,495)	(1,710,516)	356,012

Income tax (provision) benefit	354,707	23,307	461,840	(92,434)

NET INCOME (LOSS)	$(959,021)	$(48,188)	$(1,248,676)	$263,578

Income (loss) per common share	(0.04)	(0.00)	(0.05)	0.01

Weighted average common shares outstanding - basic and diluted	22,869,191	22,869,191	22,869,191	22,869,191

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

			Additional
	------COMMON STOCK------		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – December 31, 2018	22,869,191	$22,869	$1,117,967	$(1,209,611)	$(68,775)

Net (loss) for the three months ended March 31, 2019	—	—	—	(32,167)	(32,167)
Adoption of ASU 2016-02	—	—	—	(18,254)	(18,254)

BALANCE – March 31, 2019	22,869,191	22,869	1,117,967	(1,260,032)	(119,196)

Net (loss) for the three months ended June 30, 2019	—	—	—	(257,488)	(257,488)

BALANCE – June 30, 2019	22,869,191	$22,869	$1,117,967	$(1,517,520)	$(376,684)

Net (loss) for the three months ended September 30, 2019	—	—	—	(959,021)	(959,021)

BALANCE – September 30, 2019	22,869,191	$22,869	$1,117,967	$(2,476,541)	$(1,335,705)

BALANCE – December 31, 2017	22,869,191	$22,869	$1,117,967	$(542,617)	$598,219

Net income for the three months ended March 31, 2018	—	—	—	137,967	137,967

BALANCE – March 31, 2018	22,869,191	22,869	1,117,967	(404,650)	736,186

Net income for three months ended June 30,2018	—	—	—	173,799	173,799

BALANCE – June 30, 2018	22,869,191	$22,869	$1,117,967	$(230,851)	$909,985

Net loss for three months ended September 30, 2018	—	—	—	(48,188)	(48,188)

BALANCE – September 30, 2018	22,869,191	$22,869	$1,117,967	$(279,039)	$861,797

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	2019	2018

OPERATING ACTIVITIES:
Net income (loss)	$(1,248,676)	$263,578
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	5,776	5,018
Amortization	348,850	348,850
Impairment loss	1,061,200	—
Right of use liability amortization	(2,323)	—
Non-cash interest	123,337	299,439
Deferred income tax expense (benefit)	(461,840)	48,682
Changes in operating assets and liabilities:
Accounts receivable	78,671	179,598
Inventories	11,211	(8,476)
Prepaid and other assets	(15,609)	(15,750)
Accounts payable and accrued expenses	539,663	(292,973)
Accrued salary to related party	(50,000)	(100,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	390,260	727,966

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(43,740)
NET CASH (USED IN) INVESTING ACTIVITIES	—	(43,740)

FINANCING ACTIVITIES:
(Repayment of) loan from related party	—	(33,512)
NET CASH (USED IN) FINANCING ACTIVITIES	—	(33,512)

INCREASE IN CASH	390,260	650,714

CASH - BEGINNING OF PERIOD	2,149,738	1,458,942

CASH - END OF PERIOD	$2,539,998	$2,109,656

Noncash investing and financing activities:
Accrued interest converted to note payable	154,500	150,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$499,765	$485,207

Cash paid for income taxes	$80,000	$—

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

On September 29, 2017, the Company acquired all the outstanding shares of common stock of Common Compounds, Inc. n/k/a CCI Billing Inc. d/b/a Complete Claim Management (“CCI”) and EzPharmaRx, LLC n/k/a Script Connection, LLC (“SCLLC”). The combined business offers physicians and medical clinics an ancillary program to treat their patients with topical prescription medicine to manage pain. The program is designed for patients with work related injuries managed under worker compensation claims. The program delivers OTC medications and certain prescription medications by licensed wholesale distributors for In-Office dispensing. CCI provides administrative billing services to physician practices participating in the program. SCLLC offers the OTC products for participating physician practices.

The significant accounting policies of the Company were described in Note 1 to the audited consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2019.

Basis of Presentation

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statement and notes thereto included in the 2018 Form 10-K for the year ended December 31, 2018. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. Certain prior period amounts have been reclassified to conform to the current presentation.

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

 Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management has rewarded an allowance for doubtful accounts in the amounts of $16,562 and $0 at September 30, 2019 and December 31, 2018 respectively. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers was to deteriorate and adversely affecting their ability to make payments, additional allowances would be required.

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

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their net realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations. Based on management’s estimate, there was no obsolete inventory at September 30, 2019 and December 31, 2018.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions are capitalized, repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

	September 30, 2019	December 31, 2018
Machinery and equipment – 7 years	$52,934	$52,934
Accumulated depreciation	(21,341)	(15,565)
Total property and equipment	$31,593	$37,369

Intangible Assets

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment,” intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined

Intangible assets are reviewed quarterly for impairment. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

The Company calculates fair value of our intangible assets as the present value of estimated future cash flows the Company expects to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, The Company uses estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The Company recorded an impairment loss of $1,061,200 for the nine months ended September 30, 2019.

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

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually and whenever events or changes in circumstances indicate carrying amount may not be recoverable. When assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a two-step impairment test. If the Company concludes otherwise, then no further action is taken. The Company also has the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit.

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

Accounting for Business Combinations

In accordance with ASC Topic 805, “Business Combinations,” when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, non-controlling interests and contingent consideration at their fair value as of the acquisition date. These items are recorded on our unaudited consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of acquired businesses are included in the unaudited consolidated statements of operations since their respective acquisition dates.

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

The accounting standard update originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provides an additional and optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC Topic 840 if the optional transition method is elected. The Company plans to adopt the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment, if any, recognized as of the date of adoption. The Company does not expect that this standard to have a material effect on its unaudited consolidated financial statements due to the recognition of new ROU assets and lease liabilities for lessee activities.

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

The Company determines if an arrangement is a lease, or contains a lease, when a contract is signed. The Company determines if a lease is an operating or financing lease and records a lease asset and a lease liability upon lease commencement,

The Company has operating leases for office space in Arkansas and South Carolina. The Company has no finance leases as of September 30, 2019. For office space, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when calculating the lease asset and lease liability.

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

Most leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to 2 years. The exercise of renewal options for office space and data centers is at the Company’s discretion and are included if they are reasonably certain to be exercised. As of September 30, 2019, the Company’s weighted-average remaining lease term for all leases was approximately 2.79 years.

When the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as its discount rate to determine the present value of its lease payments. The incremental borrowing rates approximate the rate the Company would pay to borrow in the currency of the lease payments on a collateralized basis for the weighted-average life of the lease. As of September 30, 2019, the Company’s weighted-average discount rate was approximately 5.0%.

The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheet at September 30, 2019.

Leases	Classification in Consolidated Balance Sheet	September 30, 2019
Operating lease assets	Right of use asset	$149,313
Lease Liabilities:
Current capital lease liabilities	Right of use liability	$59,820
Long-term capital lease liabilities	Right of use liability	105,424
Total capital lease liabilities		$165,244

As of September 30, 2019, the operating lease liabilities will mature over the following periods:

Remainder of 2019	$16,577
2020	67,258
2021	69,502
2022	23,348
Total remaining lease payments	$176,685
Less: Imputed interest	(11,441)
Total capital lease liabilities	$165,244

At December 31, 2018, minimum lease payments for operating leases having an initial term in excess of one year under ASC 840 were as follows:

2019	$65,444
2020	67,238
2021	59,253
2022	9,600
2023	1,600
Thereafter	—
Total minimum lease payments	$203,135

The Company recognized the following related to operating leases in its Unaudited Consolidated Statement of Operations:

		Three Months
	Classification in Unaudited	Ended September 30,
Leases	Consolidated Statement of Operations	2019
Lease expense	General and administrative and Information technology	$15,522
Total lease expense		$15,522

		Nine Months
	Classification in Unaudited	Ended September 30,
Leases	Consolidated Statement of Operations	2019
Lease expense	General and administrative and Information technology	$46,566
Total lease expense		$46,566

Supplemental cash flow information related to capital leases are as follows:

Nine Months
Ended September 30,
Leases	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from capital leases	$46,566
Right-of-use assets obtained in exchange for lease obligations:
Capital Leases	$—

“Operating lease amortization” presented in the operating activities section of the Unaudited Consolidated Statement of Cash Flows reflects the portion of the capital lease expense that amortized the capital lease asset.

NOTE 3 – Intangible Assets

Amortizing Intangible Assets	Estimates Useful Life	Gross Carrying Amount September 30, 2019	Gross Carrying Amount December 31, 2018

Customer Lists	10 years	$1,326,500	$2,653,000
Tradenames	15 years	377,000	377,000
IP Technologies	10 years	819,000	819,000
Non-compete	5 years	464,000	464,000
		2,986,500	4,313,000
Less: Accumulated Amortization		(664,966	(581,416)

		$2,321,534	$3,731,584

The amortization expense related to the intangible assets was $116,283 and $348,850 for the three and nine months ended September 30, 2019 and 2018 respectively. During the third quarter 2019, the Company reviewed its customer lists and impaired approximately 50% of its value, or $1,061,200.

The valuation of the assets acquired and liabilities assumed in connection with this acquisition was based on fair values at the acquisition date. The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheets.

NOTE 4 – Notes payable

The Company obtained a secured convertible note with a lender for $5 million, interest is payable monthly, at 12.75% per annum, the note matures on September 29, 2020. The note can be converted at any time in whole or in part at $0.44 per share. In addition, the lender received 3,584,279 shares of common stock valued at $0.10 per share along with a 2% original issue discount. The total amount of the discount is $493,345. The Company had incurred $34,917 in loan costs. Both the discount and loan costs are presented as a discount to the note payable. The Company recorded $150,000 of payment-in-kind interest which was added to the note as of September 29, 2018. The Company recorded $154,500 of payment-in-kind interest which was added to the note as of September 29, 2019.

The Company, as part of consideration for the purchase of CCI and EZ, issued a $2.5 million promissory note to the seller. The note is non-interest bearing with five annual payments of $500,000 (subject to adjustment to $377,400 if the business of CCI and EZ does not meet certain financial targets in 2017 and 2018) and matures on September 30, 2022. Interest has been imputed at 12.75% per annum. The note is in default as of September 30, 2018 due to the Company not making the required principal payment.  The Company has expensed the unamortized discount in 2018 and has accrued default interest (17% per annum) of $427,911 and $107,123 as of September 30, 2019 and December 31, 2018, respectively. Upon each annual payment date (each, a “Due Date”), the holder may elect to convert the annual installment of the principal amount due into shares of common stock at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per share, the installment payable upon such Due Date may not be converted into shares without written agreement between the Company and the seller.

	September 30, 2019	December 31, 2018

Note payable – monthly interest, 12.75% per annum, matures on September 29, 2020	$5,304,500	$5,150,000
Less discounts	(164,448)	(287,785)

Note payable – monthly interest, 17.00% per annum, matures on September 30, 2022	2,500,000	2,500,000
Less discounts	—	—
Subtotal	7,640,052	7,362,215
Less: current portion, net of discount $0 and $0	2,500,000	2,500,000
Long- term portion	$5,140,052	$4,862,215

Principal payments on the above notes mature as follows:

Nine months ending September 30, 2019:
2019	$2,500,000
2020	5,304,500
2021	—
2022	—
2023	—
Thereafter	$7,804,500

NOTE 5 – Related Party

As of September 30, 2019 and December 31, 2018, the Company has unpaid and accrued salary to its President in the amount of $0 and $50,000, respectively.

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

NOTE 7 – 2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan (the “Incentive Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the Incentive Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of September 30, 2019, options to purchase 1,087,500 shares at an exercise price of $0.35 per share have been granted and are outstanding under the Incentive Plan.

NOTE 8 – Income Taxes

Income tax (provision) benefit for the nine months ended September 30, 2019 and 2018 was $461,840 and ($92,434), respectively. The effective tax rates for the periods were 27%   respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

As of September 30, 2019, the Company has approximately $620,000 of federal and state net operating loss carryovers (“NOLs”) which carry forward indefinitely.

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

The Company files U.S. federal and state of Florida and Arkansas tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2016. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 9 – Business Segment Information

The Company has two reportable segments (billing services and OTC and prescription medication) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018.

For the three months ended September 30, 2019	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$828,302	$658,970	$169,332	$—
Cost of Revenue	127,661	—	127,661	—
Long-lived assets	5,815,666	5,235,282	580,384	—
Income (loss) before income tax	(1,313,727)	406,299	31,556	(1,751,582)
Identifiable assets	2,502,440	1,922,056	580,384	—
Depreciation and amortization	121,100	90,825	30,275	—
Impairment loss	1,061,200			1,061,200

For the nine months ended September 30, 2019	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$2,789,562	$2,204,414	$585,148	$—
Cost of Revenue	431,102	—	431,102	—
Long-lived assets	5,815,666	5,235,282	580,384	—
Income (loss) before income tax	(1,710,515)	1,368,109	116,892	(3,195,516)
Identifiable assets	2,502,440	1,922,056	580,384	—
Depreciation and amortization	363,356	272,517	90,839
Impairment loss	1,061,200	—	—	1,061,200

Impairment loss	—	—	—	—

For the three months ended September 30, 2018	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$1,361,956	$1,083,773	$278,183	$—
Cost of Revenue	207,508	—	207,508	—
Long-lived assets	7,210,407	6,248,440	961,967	—
Income (loss) before income tax	(71,495)	460,974	57,680	(590,149)
Identifiable assets	3,897,181	2,935,214	961,967	—
Depreciation and amortization	121,726	91,928	29,798	—

For the nine months ended September 30, 2018	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$5,179,290	$4,027,735	$1,151,555	$—
Cost of Revenue	865,251	—	865,251	—
Long-lived assets	7,210,407	6,248,440	961,967	—
Income (loss) before income tax	356,012	1,879,325	230,206	(1,753,519)
Identifiable assets	3,897,181	2,935,214	961,967	—
Depreciation and amortization	353,868	266,655	87,213	—
Impairment loss	—	—	—	—

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

In April 2018, Stephen Andrews, the former CEO of CCI, filed a wrongful termination arbitration claim seeking recovery in the amount in excess of $500,000. In addition to raising defenses, the Company has filed a counterclaim alleging violation of non-disclosure/non-compete agreements by Mr. Andrews and anticipates filing additional counterclaims prior to arbitration. A final arbitration hearing is scheduled for January 2020.

NOTE 11 – Concentration

The Company offers physicians and medical clinics an ancillary program to treat their patients with topical prescription medicine to manage pain. The program is designed for patients with work related injuries managed under worker compensation claims. The program both delivers the topical medicine to the care provider for sale to the patient, as well as providing the care provider with insurance claim processing services on behalf of the patient.

Accounts Receivable Concentration

	At September 30, 2019	At December 31, 2018

Number of customers over 10%	6	2
Percentage of accounts receivable	10%, 10%, 10%, 11%, 13% and 15%	10% and 13%

We have two vendors who both represent 100% of purchased products that are sold for 2018 and 2019.

NOTE 12 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

On July 29, 2019, the Company terminated its Arkansas lease effect October 31, 2019 in accordance with Section 8 of their First Amendment.

On October 6, 2019, the Company entered into a new one year lease in Arkansas beginning on November 1, 2019 with monthly rent in the amount of $1,200 per month.

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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

For the three months ended September 30, 2019, we had revenues of $828,302, as compared to $1,361,956 for the three months ended September 30, 2018. Cost of revenue was $127,661 for the three months ended September 30, 2019, as compared to $207,508 for the 2018 quarter. The decline in revenues and cost of revenue from the 2018 quarter to the 2019 quarter, reflects the restructuring by the Company of CCI’s and SCLLC’s business operations and refinement of their business model to improve efficiency and profitability and allow for operational expansion.

General and administrative costs were $479,650 for the three months ended September 30, 2019, as compared to $964,352 for the three months ended September 30, 2018, with the decrease similarly attributable to the restructuring and refinement of business operations. Interest expense for the 2019 quarter increased approximately 35% to $352,419, from $261,591 for the 2018 quarter. Interest in both periods largely reflects interest on the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. The increase in interest expense in the 2019 quarter was largely attributable to the accrual of interest on the Purchase Price Note under the default rate. The accrual resulted from the Company disputing payment of the Purchase Price Note in the pending litigation between the seller and HRD described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018.

During the three months ended September 30, 2019, we incurred amortization and depreciation of $121,100 related to its intangible assets and property and equipment and an impairment loss of $1,061,200 as a result of reducing the value of its customer list, neither of which were present in the 2018 quarter.

Income tax benefit for the three months ended September 30, 2019 was $354,707, as compared to income tax benefit of $23,307 for the three months ended September 30, 2018.

The Company had a net loss for the three months ended September 30, 2019 of $959,021, as compared to a net loss of $48,188 for the three months ended September 30, 2018. The significant increase in net loss from the 2018 quarter to the 2019 quarter, was attributable in large part to the impairment loss recognized in the 2019 quarter and the accrual of interest on the Purchase Price Note at the default rate as set forth above, as well as to reduce revenues resulting from the diversion of time, effort and financial resources to address the outstanding litigation with the Company’s former owner and its Chief Executive Officer.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

For the nine months ended September 30, 2019, we had revenues of $2,789,562, as compared to $5,179,290 for the nine months ended September 30, 2018. Cost of revenue was $431,102 for the nine months ended September 30, 2019, as compared to $865,251 for the 2018 period. The decline in revenues and cost of revenue from the 2018 period to the 2019 period, reflects the restructuring by the Company of CCI’s and SCLLC’s business operations and refinement of their business model to improve efficiency and profitability and allow for operational expansion.

General and administrative costs were $1,595,710 for the nine months ended September 30, 2019, as compared to $3,182,109 for the nine months ended September 30, 2018, with the decrease similarly attributable to the restructuring and refinement of business operations. Interest expense for the 2019 period increased approximately 35% to $1,048,710 from $775,918 for the 2018 period. Interest in both periods largely reflects interest on the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. The increase in interest expense in the 2019 period was largely attributable to the accrual of interest on the Purchase Price Note under the default rate. The accrual resulted from the Company disputing payment of the Purchase Price Note in the pending litigation between the seller and HRD described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018.

During the nine months ended September 30, 2019, we incurred amortization and depreciation of $363,356 related to its intangible assets and property and equipment and an impairment loss of $1,061,200 as a result of reducing the value of its customer list, neither of which were present in the 2018 quarter.

Income tax benefit for the nine months ended September 30, 2019 was $461,840, as compared to income tax provision of $192,434 for the nine months ended September 30, 2018.

The Company had a net loss for the nine months ended September 30, 2019 of $1,248,676, as compared to net income of $263,578 for the nine months ended September 30, 2018. The change from net income in the 2018 period to a net loss in the 2019 period, was attributable in large part to the impairment loss recognized in the 2019 period and accrual of interest on the Purchase Price Note at the default rate as set forth above, as well as to reduced revenues resulting from the diversion of time, effort and financial resources to address the outstanding litigation with the Company’s former owner and its former Chief Executive officer.

Liquidity and Capital Resources

As of September 30, 2019, total assets were $8,478,047, as compared to $9,428,573 on December 31, 2018, with the decrease being attributable to the amortization of intangible assets, offset in part by additional cash on hand from operations. Total current liabilities as of September 30, 2019 were $4,124,988, as compared to $3,730,005 as of December 31, 2018. As of September 30, 2019 and December 31, 2018, the Company had long-term liabilities of $5,688,764 and $5,767,343 respectively.

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

Net cash provided by operating activities was to $390,260 for the nine months ended September 30, 2019, as compared to net cash provided by operating activities of $727,966 for the 2018 period, reflecting the restructuring and refinement of our operations.

Net cash used in investing activities was $-0- for nine months ended September 30, 2019, as compared to $43,740 for the nine months ended September 30, 2018, reflecting purchases of property and equipment in the 2018 period.

Net cash used in financing activities was $-0- for the nine months ended September 30, 2019, as compared to $33,512 for the nine months ended September 30, 2018, representing the repayment of shareholder loans by the Company during the 2018 period.

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

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

HEALTH-RIGHT DISCOVERIES, INC.

Dated: November 13, 2019	By:	/s/ David Hopkins
David Hopkins, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)