Form 10-K
period 2019-12-31
Health-Right Discoveries, Inc.
filed 2020-03-30
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
Emerging growth company ☐

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of March 27, 2020 was 22,869,191 shares.

HEALTH-RIGHT DISCOVERIES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

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

CCI offers and provides administrative services and billing services to physician practices (each a “Practice” and collectively, the “Practices”) desiring to make certain over-the-counter products, including non-narcotic topical medications, (“OTC Products”) and certain prescription medications (“Prescription Medications”) available to patients in the physician practice’s office. Each participating Practice is responsible for obtaining and maintaining any necessary and appropriate licenses, permits, or other documentation required to order, receive, store, and dispense OTC Products or Prescription Medications in the Practice’s office in accordance with applicable federal and state law. Such services include, but are not limited to, assisting Practices with insurance claim processing, prior authorization, billing and collections, and recordkeeping. CCI offers its fee-based services to Practices participating in the In-Office Dispensing Program. CCI also provides billing and collection services on behalf of SCLLC in connection with SCLLC’s sales and distribution of OTC Products to Practices participating in the OTC Program.

SCLLC offers OTC Products to Practices that desire to make such products available to patients in the Practice’s office through participation in the OTC Program. SCLLC is not a compounding pharmacy, and neither CCI nor SCLLC is involved in creating topicals with compounding pharmacies.

SCLLC also assists the Practices in ordering Prescription Medications directly from licensed pharmaceutical wholesalers and oversees the sale and distribution of Prescription Medications to the Practices. SCLLC does not sell any Prescription Medications to Practices, is not a licensed pharmaceutical wholesaler, and does not profit from the sale of such medications.

Since completion of the Acquisition, the Company has focused on restructuring CCI’s and SCLLC’s business operations and refining their business model to improve efficiency and profitability, as well as expanding those operations.

Potential Effects of the Coronavirus Outbreak

In December 2019, coronavirus (COVID-19) was reported in China, and, in January 2020, the World Health Organization declared it a Public Health Emergency of International Concern. This contagious disease outbreak, subsequently spread to additional countries, including the United States, where the outbreak escalated in March 2020. The adverse public health developments and economic effects of the outbreak in the United States, which have become more severe in the weeks prior to the date of this report, could adversely affect the Company’s customers and suppliers as a result of quarantines, facility closures and logistics restrictions in connection with the outbreak. More broadly, the outbreak could potentially lead to an economic downturn, which would likely decrease spending, adversely affect demand for our products and services and harm our business, results of operations and financial condition. The Company cannot accurately predict the effect the Coronavirus outbreak will have on the Company.

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

CCI offers and provides administrative services and billing services to physician practices (each a “Practice” and collectively, the “Practices”) desiring to make certain over-the-counter products, including non-narcotic topical medications, (“OTC Products”), and certain prescription medications (“Prescription Medications”) available to patients in the physician practice’s office. Each participating Practice is responsible for obtaining and maintaining any necessary and appropriate licenses, permits, or other documentation required to order, receive, store, and dispense OTC Products or certain Prescription Medications in the Practice’s office in accordance with applicable federal and state law. Such services include, but are not limited to, assisting Practices with insurance claim processing, prior authorization, billing and collections, and recordkeeping. CCI offers its fee-based services to Practices participating in the In-Office Dispensing Program. CCI also provides billing and collection services on behalf of SCLLC in connection with SCLLC’s sales and distribution of OTC Products to Practices participating in the OTC Program.

OTC Program

The OTC Program allows Practices to order, prescribe, and dispense OTC Products in the Practice’s office to patients receiving treatment for work-related injuries. Practices participating in the OTC Program may purchase the OTC Products directly from SCLLC in accordance with the terms and conditions of SCLLC’s sales and distribution agreement.

Prescription Medications

Certain Rx Medications can be ordered, prescribed, and dispensed within the Practice’s office for patients receiving treatment for work-related injuries. Participating Practices may order and receive these Prescription Medications directly from licensed pharmaceutical wholesalers. Participation in purchasing Prescription Medications is subject to the terms and conditions of a written agreement between the Practice and the licensed wholesale pharmaceutical distributors.

Program Process

Participating Practices, and their licensed medical practitioners, use their independent professional judgment when: (a) deciding which OTC Products or Prescription Medications will be made available for In-Office Dispensing at any given time or location; and (b) determining whether prescribing and dispensing such medications is medically necessary and appropriate. Each Practice is responsible for ordering, storing, and maintaining the OTC Products and Prescription Medications in compliance with applicable state and federal requirements. Neither SCLLC nor CCI receive or otherwise accept physical possession or title of Prescription Medications ordered, stored, or maintained by the Practices. When a Practice’s physician or other authorized practitioner (each a “Prescriber”) determines, in his or her professional judgment, that a product or medication is medically appropriate for the treatment of a specific patient, the Prescriber writes a prescription for the medication, dispenses the medication to the patient, and submits the necessary and appropriate documentation for billing purposes. Billing documentation may be submitted directly to CCI or through the Company’s electronic service platform. Generally, participating Practices receive reimbursement for In-Office Dispensing pursuant to a fee schedule, in accordance with applicable law and regulations, which is often based on a percentage or multiplier of the average wholesale price (“AWP”) for the drug or ingredient and may include a dispensing fee. For most states with prescription drug fee schedules, the maximum amount reimbursable (“MAR”) generally specified as a multiplier times AWP times the quantity of drugs dispensed, plus a dispensing fee. Multipliers, dispensing fees, and therefore the MAR allowed may vary between and within states according to characteristics of the drug transactions (e.g., brand name vs. generic drugs, pharmacy vs. physician dispensing). AWP multipliers (i.e., the multiple to the AWP) range from 80% to 140%, and dispensing fees generally go from $0 to $12. AWP is the common measure by which third-party payors, governmental or commercial payors, determine pricing for covered drugs or medications.

Each month, the Practice receives the collections for the OTC Products and Prescription Medications dispensed in the Practice’s office, less CCI’s administrative service fee set forth in the applicable billing and collection services agreement. As described above, CCI receives the administrative services fee in exchange for the billing and collection services it provides or performs to, or on behalf of, the Practice.

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

Competition

Providing administrative services and billing services to physician practices that desire to make OTC products and Prescription Medications available to patients in the physician practice’s office is considered a niche market. Even though according to industry sources, physician dispensing in 2011 totaled only $230,000,000, this segment is expected to grow to over $1 billion by 2019 but is still considered small in the healthcare industry.

Competitors in this space include a number of firms that have national, regional and local presences, including:

●	BTW Solutions
●	Doc Rx
●	Proficient Rx
●	Advanced Rx
●	AHCS

Some if not all of these competitors may have longer operating histories and greater financial resources than we do. While we believe that we compete favorably based upon price, product availability and customer service, there can be no assurance given that we will successfully do so. If we fail to successfully compete, our business, results of operations and condition (financial and otherwise) may be materially adversely affected.

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

Each participating Practice is responsible for its own compliance with applicable federal and state law, including obtaining and maintaining any necessary and appropriate licenses, permits, or other documentation required to order, receive, store, and dispense OTC Products or Prescription Medications in the Practice’s office.

Employees

We currently employ 8 persons in administrative and other corporate functions. We currently retain the services of 2 representatives on an independent contractor basis, to market our services.

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

Item 3. Legal Proceedings.

In August 2018, we were served with a complaint (which was amended in September 2018 to include David Hopkins, our CEO, as a defendant), filed in Miami-Dade County, Florida Circuit Court by the seller of CCI and SCLLC. In the complaint, the seller alleges breach of contract and fraud in that we allegedly failed to pay him excess working capital as of the closing of the acquisition of approximately $381,000 and failed to reimburse him for certain credit card expenses. We believe that the seller’s claims are without merit, as his calculation of working capital does not follow the methodology provided for in the Securities Purchase Agreement for the transaction and that in fact, there was a working capital shortfall at closing of approximately $725,000 (for which we demanded payment in June 2018). Moreover, the seller has refused to submit the working capital dispute to the resolution process provided for in the Securities Purchase Agreement. We have answered the complaint denying the seller’s claims and have filed counterclaims against the seller for the sums we believe are do us for the working capital shortfall and for damages arising from seller’s breach of contract, breach of good faith and fair dealing, fraud in the inducement, indemnification obligations under the Securities Purchase Agreement and violation of his non-competition and non-solicitation agreement with the Company.

The parties have engaged in discovery, and we believe that the information obtained thus far supports our claims and refutes the seller’s claims. On November 18, 2019, the seller filed a motion, asking the court to stay the case temporarily because he believed he was the target of a parallel federal criminal investigation related to facts at issue in the case. On December 11, 2019, the court granted his motion and stayed the case for 120 days.

In April 2018, Stephen Andrews, the former CEO of CCI, filed a wrongful termination arbitration claim seeking recovery in the amount in excess of $500,000. In addition to raising defenses, the Company has filed a counterclaim alleging violation of non-disclosure/non-compete agreements by Mr. Andrews as well as claims for breach of a non-solicitation agreement, breach of the employee manual and injunctive relief. The final arbitration hearing was scheduled for January 2020. However, Andrews moved for a stay of the arbitration on November 20, 2019 based on his belief that he is the target of a parallel federal criminal grand jury investigation. The arbitrator granted the stay on December 17, 2019 and the final arbitration hearing was postponed indefinitely.

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

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is presently no public market for our common stock and there has never been a market for our common stock. Our common stock has been approved for quotation on the OTCQB tier of the over-the-counter market operated by OTC Market Group, Inc. under the symbol “HRDV.” However, our shares have not as yet commenced trading and there is no assurance that a public market will develop and if developed, be liquid and be sustained.

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

CCI offers and provides administrative services and billing services to physician practices (each a “Practice” and collectively, the “Practices”) desiring to make certain over-the-counter products, including non-narcotic topical medications, (“OTC Products”), and certain prescription medications (“Prescription Medications”) available to patients in the physician practice’s office. Each participating Practice is responsible for obtaining and maintaining any necessary and appropriate licenses, permits, or other documentation required to order, receive, store, and dispense OTC Products or certain Prescription Medications in the Practice’s office in accordance with applicable federal and state law. Such services include, but are not limited to, assisting Practices with insurance claim processing, prior authorization, billing and collections, and recordkeeping. CCI offers its fee-based services to Practices participating in the In-Office Dispensing Program. CCI also provides billing and collection services on behalf of SCLLC in connection with SCLLC’s sales and distribution of OTC Products to Practices participating in the OTC Program.

SCLLC offers OTC Products to Practices that desire to make such products available to patients in the Practice’s office through participation in the OTC Program. SCLLC is not a compounding pharmacy, and neither CCI nor SCLLC is involved in creating topicals with compounding pharmacies.

SCLLC also assists the Practices in ordering Prescription Medications directly from licensed pharmaceutical wholesalers and oversees the sale and distribution of Prescription Medications to the Practices. SCLLC does not sell any Prescription Medications to Practices, is not a licensed pharmaceutical wholesaler, and does not profit from the sale of such medications.

Potential Effects of the Coronavirus Outbreak

In December 2019, coronavirus (COVID-19) was reported in China, and, in January 2020, the World Health Organization declared it a Public Health Emergency of International Concern. This contagious disease outbreak, subsequently spread to additional countries, including the United States, where the outbreak escalated in March 2020. The adverse public health developments and economic effects of the outbreak in the United States, which have become more severe in the weeks prior to the date of this report, could adversely affect the Company’s customers and suppliers as a result of quarantines, facility closures and logistics restrictions in connection with the outbreak. More broadly, the outbreak could potentially lead to an economic downturn, which would likely decrease spending, adversely affect demand for our products and services and harm our business, results of operations and financial condition. The Company cannot accurately predict the effect the Coronavirus outbreak will have on the Company.

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

For the year ended December 31, 2019, we had revenues of $3,467,661, as compared to $6,283,923 for the year ended December 31, 2018. Cost of revenue was $488,384 for 2019, as compared to $1,026,423 for 2018. The decline in revenues and cost of revenue from 2018 to 2019 reflects the restructuring by the Company of CCI’s and SCLLC’s business operations and refinement of their business model to improve efficiency and profitability and allow for operational expansion.

General and administrative costs were $1,972,980 for the year ended December 31, 2019, as compared to $3,571,295 for the year ended December 31, 2018, with the decrease similarly attributable to the restructuring and refinement of business operations. Interest expense for 2019 decreased approximately 17.9% to $1,483,314 from $1,807,808 for 2018. Interest in both periods largely reflects interest on the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition. Interest expense in 2018 included a one-time write off of the unamortized discount on the CCI Note, upon its technical default on September 30, 2018, as a result of the litigation between the seller and the Company.

During the year ended December 31, 2019, the Company incurred amortization and depreciation of $462,693 related to its intangible assets and property and equipment and an impairment loss of $1,061,200 as a result of reducing the value of its customer list. This compares with amortization and depreciation of $476,722 and no impairment loss during 2018.

Income tax benefit for the year ended December 31, 2019 was $540,246, as compared to income tax provision of $68,669 for the year ended December 31, 2018.

The Company had a net loss for the year ended December 31, 2019 of $1,460,664, as compared to a net loss of $666,994 for the year ended December 31, 2018. The increase in net loss from 2018 to 2019, was attributable in large part to the impairment loss recognized in 2019 and reduced revenues and expenses resulting from the diversion of time, effort and financial resources to address the outstanding litigation with the Company’s former owner and its former Chief Executive Officer.

Liquidity and Capital Resources

As of December 31, 2019, total assets were $7,911,682, as compared to $9,428,573 on December 31, 2018, with the decrease being attributable to the amortization and impairment of intangible assets, offset in part by additional cash on hand from operations. Total current liabilities as of December 31, 2019 were $9,077,709, as compared to $3,730,005 as of December 31, 2018. As of December 31, 2019 and December 31, 2018, the Company had long-term liabilities of $381,666 and $5,767,343 respectively.

After closing of the acquisition in September 2017, a dispute arose between the seller of CCI and SCLLC and the Company, (which is the subject of pending litigation). Such dispute relates to amounts the Company believes are due it from the seller (a) as a result of a shortfall in working capital at closing of the Acquisition; and (b) pursuant to seller’s indemnification obligations under the Securities Purchase Agreement and violation of his non-competition agreement with the Company. We are seeking to set off certain of the sums we believe are due us against principal and interest payments under the CCI Note, and as such may be deemed to be technically in default thereunder, resulting in a reclassification of certain long-term liabilities to current liabilities effective December 31, 2018, pending resolution of the dispute.

Net cash provided by operating activities was to $92,275 for the year ended December 31, 2019, as compared to net cash provided by operating activities of $758,047 for 2018, reflecting the restructuring and refinement of our operations.

Net cash used in investing activities was $-0- for year ended December 31, 2019, as compared to $33,739 for the year ended December 31, 2018, reflecting purchases of property and equipment in 2018.

Net cash used in financing activities was $-0- for the year ended December 31, 2019, as compared to $33,512 for the year ended December 31, 2018, representing the repayment of shareholder loans by the Company during the 2018 period.

The Company believes that its existing capital resources when combined with anticipated cash flow from operations, will allow it to fund its operations for 2020, assuming, however, that the Company is able to refinance or otherwise extend and/or modify the GPB Note prior to its maturity in September 2020. There can be no assurance that we will be able to do so or secure alternative or if required, additional financing on commercially reasonable terms. Any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

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

Intangible Assets

Intangible assets consist primarily of the Tradenames, IP Technologies, Customer list, and a Non-compete agreement resulting from the acquisition referred to in Note 3. These intangible assets have finite lives and are amortized over the periods in which they provide benefit. The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with indefinite lives, are subject to impairment testing in accordance with accounting standards governing such on an annual basis, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. See Note 5 to the consolidated financial statements for disclosure on intangible assets.

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

Our President and Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, has concluded that as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our President and Chief Executive Officer, as our Principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, Our President and Chief Executive Officer (our Principal Executive, Financial and Accounting Officer) identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

(1) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
David Hopkins	52	President, Chief Executive Officer and Director
James Pande	61	Director

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our President and Chief Executive Officer, who was our sole executive officer for the years ended December 31, 2019, 2018 and 2017, including amounts accrued but not paid.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
David Hopkins, President and CEO(1)	2019 2018 2017	295,545 311,481 82,750	(5) (2) (4)	0 0 0	0 0 0	0 525,000 0	0 0 0	0 0 0	7,200 7,200 7,200	(3) (3) (3)	302,745 318,681 89,950
0

(1) Mr. Hopkins assumed the additional position of Chief Executive Officer in January 2018.

(2) Includes $132,000 in previously accrued salary paid to Mr. Hopkins in 2018.

(3) Represents a $600 monthly car allowance for Mr. Hopkins.

(4) Includes $13,000 in accrued but unpaid 2017 salary for Mr. Hopkins.

(5) Includes $50,000 in previously accrued salary paid to Mr. Hopkins in 2019.

Employment Agreement

In consideration for David Hopkins, the Company’s Chief Executive Officer and President, assuming the additional duties of President of the Company’s two subsidiaries, CCI Billing, Inc. d/b/a Complete Claim Management and Script Connection, LLC (collectively, the “Subsidiaries”), on May 31, 2019, the Company entered into an amended and restated employment agreement with Mr. Hopkins, effective as of April 15, 2019 (the “Effective Date”), which superseded the January 2018 employment agreement between the Company and Mr. Hopkins. The amended and restated employment agreement is for an initial term of three (3) years from the Effective Date and automatically renews for additional three (3) year periods, provided that the Subsidiaries achieve combined Adjusted EBITDA (as determined by the Company’s accountants from the Subsidiaries’ financial statements used in preparing the Company’s audited consolidated financial statements) of $3,000,000 for any calendar year during the initial term and any renewal term.

The amended and restated employment agreement provides for an initial base salary of $250,000. In the event in any calendar year during the initial term or any renewal term, the Subsidiaries achieve combined Adjusted EBITDA (as determined by the Company’s accountants from the Subsidiaries’ financial statements used in preparing the Company’s audited consolidated financial statements) of $3,000,000, Mr. Hopkins’ annual base salary shall automatically increase to $300,000 and in the event in any calendar year during the initial term or any renewal term, the Subsidiaries achieve combined Adjusted EBITDA (as determined by the Company’s accountants from the Subsidiaries’ financial statements used in preparing the Company’s audited consolidated financial statements) of $3,500,000, his annual base salary shall automatically increase to $350,000. Mr. Hopkins will also receive a $600 per month car allowance while the amended and restated employment agreement is in effect.

The amended and restated employment agreement also contains customary confidentiality, non-competition and change in control provisions.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for our President and Chief Executive Officer, our sole executive officer, outstanding as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
David Hopkins	350,000	175,000	0	0.35	12/31/2027	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Hopkins	0	0	0	0	0	0	0

James Pande	0	0	0	0	0	0	0

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

Names and addresses of beneficial owners	Number of shares of common stock*		Percentage of class (%)

Directors and executive officers:

David Hopkins	5,913,510	(1)	25.9%

James Pande	5,966,666		26.1%

All directors and executive officers as a group (two (2) persons)	11,880,176	(1)	51.9%

Other 5% or greater shareholders:

Burroughs & Partners LLC 50 Buckingham Drive Rogers, AR 72758	1,751,580		7.7%

GPB Debt Holdings, LLC 535 W. 24th Street, 4th Floor New York, New York 10011	14,947,916	(2)	65.4%

*Includes shares issuable within sixty (60) days of the date of this report pursuant to the exercise of options or conversion of notes.

(1)	Includes 350,000 shares issuable upon exercise of options held by Mr. Hopkins under our 2015 Incentive Stock Plan.

(2)	Includes 11,363,637 shares issuable upon conversion of the GPB Note.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Prior to the Acquisition, the Company’s board of directors had authorized payment of a salary to Mr. Hopkins in the amount of $52,000 per annum plus a car allowance of $600 per month. As of October 1, 2017, Mr. Hopkin’s salary was increased to $175,000 per annum. Given the Company’s limited financial resources prior to completion of the Acquisition, a substantial portion of Mr. Hopkins’ salary was accrued, which accrued amount aggregated $182,000 as of December 31, 2017. The board of directors authorized the payment of such accrued amount to Mr. Hopkins in quarterly installments of $25,000, commencing with the fourth quarter of 2017. As a result, the accrued amount owed to Mr. Hopkins was reduced to $50,000 as of December 31, 2018 and was paid in full in the first quarter of 2019.

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

Item 14. Principal Accounting Fees and Services.

Prager Metis CPAs LLC (“Prager”) was our current independent registered public accounting firm for the years ended December 31, 2019 and December 31, 2018.

Audit Fees

Aggregate audit fees billed by Prager for the years ended December 31, 2019 and December 31, 2018 were $50,500 and $43,000, respectively.

Audit-Related Fees

There were no audit-related fees billed by Prager for the years ended December 31, 2019 and December 31, 2018.

Tax Fees

There were no tax fees billed by Prager for the years ended December 31, 2019 and December 31, 2018.

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

(3)	Exhibits.

Exhibit Number	Description

3.1(i)	Amended and Restated Articles of Incorporation(1)

3.2	By-Laws(1)

10.1	2015 Stock Incentive Plan(1)*

10.2	Securities Purchase Agreement (2)

10.3	CCI Note(3)

10.4	GPB Purchase Agreement(3)

10.5	GPB Note(3)

10.6	Amended and Restated Employment Agreement with David Hopkins(4)*
31.1	Section 302 Certification(5)

32.1	Section 906 Certification(5)

(1)	Filed as an Exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-206839) and incorporated herein by reference.
(2)	Filed as An Exhibit to the registrant’s Current Report on Form 8-K dated September 5, 2017 and incorporated herein by reference.
(3)	Filed as an Exhibit to the registrant’s Current Report on Form 8-K dated September 29, 2017 and incorporated herein by reference.
(4)	Filed as an Exhibit to the registrant’s Current Report on Form 8-K dated June 3, 2019 and incorporated herein by reference.
(5)	Filed herewith.

*Management incentive or compensation plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH-RIGHT DISCOVERIES, INC.

Dated: March 30, 2020	By:	/s/ David Hopkins
David Hopkins, President
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title(s)	Date

By:	/s/ David Hopkins	President, Chief Executive Officer and Director	March 30, 2020
	David Hopkins	(Principal Executive, Financial and Accounting Officer)

By:	/s/ James Pande	Director	March 30, 2020
James Pande

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Health-Right Discoveries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Health-Right Discoveries, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPA’s, LLC

We have served as the Company’s auditor since 2018.

Hackensack, NJ

March 30, 2020

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$2,242,013	$2,149,738
Accounts receivable, net	52,281	148,225
Inventories	10,735	44,431
Prepaid and other assets	14,433	4,000
Total Current Assets	2,319,462	2,346,394

Property and equipment, net	23,871	37,369
Right of use asset	25,001	—
Intangible assets, net	2,230,122	3,731,584
Goodwill	3,313,226	3,313,226

TOTAL ASSETS	$7,911,682	$9,428,573

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,388,505	$1,100,005
Income tax payable	—	80,000
Salaries payable - related party	—	50,000
Current portion of right of use liability	8,040	—
Current Portion-notes payable	2,500,000	2,500,000
Current portion - notes payable, related party net of discounts of $123,336 and $0 December 31, 2019 and 2018, respectively	5,181,164	—
Total Current Liabilities	9,077,709	3,730,005

LONG-TERM LIABILITIES:
Right of use liability, net of current portion	16,784	—
Notes payable, related party net of discounts of $0 and $287,785 December 31, 2019 and 2018, respectively	—	4,862,215
Deferred tax liability	364,882	905,128
Total Long-term Liabilities	381,666	5,767,343

Total Liabilities	$9,459,375	$9,497,348

STOCKHOLDERS' DEFICIENCY
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding December 31, 2019 and 2018	—	—
Common Stock, .001 par value, 100,000,000 shares authorized 22,869,191 shares issued and outstanding December 31, 2019 and 2018, respectively	22,869	22,869
Additional Paid in Capital	1,117,967	1,117,967
Accumulated Deficit	(2,688,529)	(1,209,611)
Total Stockholders' Deficiency	(1,547,693)	(68,775)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$7,911,682	$9,428,573

The accompanying notes are an integral part of these consolidated financial statements

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2019	2018

Revenue	$3,467,661	$6,283,923

Cost of Revenue	488,384	1,026,423

Gross Profit	2,979,277	5,257,500

Operating Expenses
General and administrative	1,972,980	3,571,295
Amortization and depreciation	462,693	476,722
Impairment loss	1,061,200	—
Total operating expenses	3,496,873	4,048,017

Income (loss) from operations	(517,596)	1,209,483

Other Expenses
Interest expenses	1,483,314	1,807,808
Total other expenses	1,483,314	1,807,808

Loss before income tax (provision) benefit	(2,000,910)	(598,325)

Income tax (provision) benefit	540,246	(68,669)

NET LOSS	$(1,460,664)	$(666,994)

Loss per common share	(0.06)	(0.03)

Weighted average common shares outstanding - basic and diluted	22,869,191	22,869,191

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

			Additional
	------COMMON STOCK------		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – December 31, 2017	22,869,191	$22,869	$1,117,967	$(542,617)	$598,219

Net (loss)	—	—	—	(666,994)	(666,994)

BALANCE – December 31, 2018	22,869,191	$22,869	$1,117,967	$(1,209,611)	$(68,775)

Adoption of ASU 2016-02	—	—	—	(18,254)	(18,254)
Net (loss)	—	—	—	(1,460,664)	(1,460,664)

BALANCE – December 31, 2019	22,869,191	$22,869	$1,117,967	$(2,688,529)	$(1,547,693)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2019	2018

OPERATING ACTIVITIES:
Net loss	$(1,460,664)	$(666,994)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	10,792	6,962
Abandonment of property and equipment	2,707	—
Amortization expenses	440,261	465,133
Impairment loss	1,061,200	—
Right of use liability amortization	(18,431)	—
Bad debt	2,146	40,966
Non-cash interest	318,949	1,165,054
Deferred income tax (benefit)	(540,246)	(75,084)
Changes in operating assets and liabilities:
Accounts receivable	93,798	281,921
Inventories	33,696	(11,851)
Prepaid and other assets	(10,433)	(4,000)
Accounts payable and accrued expenses	288,500	(392,060)
Income tax payable	(80,000)	80,000
Accrued salary to related party	(50,000)	(132,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	92,275	758,047

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(33,739)
NET CASH USED IN INVESTING ACTIVITIES	—	(33,739)

FINANCING ACTIVITIES:
Proceeds of (repayment of) loan from related parties	—	(33,512)
NET CASH USED IN FINANCING ACTIVITIES	—	(33,512)

INCREASE IN CASH	92,275	690,796

CASH - BEGINNING OF YEAR	2,149,738	1,458,942

CASH - END OF YEAR	$2,242,013	$2,149,738

Noncash investing and financing activities:
Accrued interest converted to note payable	$154,500	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$668,582	$649,700

Cash paid for income taxes	$—	$63,753

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

On September 29, 2017, pursuant to a Securities Purchase Agreement dated August 17, 2017, the Company acquired (the “Acquisition”) all the outstanding shares of Common Compounds, Inc., n/k/a CCI Billing, Inc. d/b/a Complete Claim Management (“CCI”) and EZPharmaRx, LLC n/k/a Script Connection, LLC (“SCLLC”). HRD, through its subsidiaries, CCI and SCLLC, along with licensed pharmaceutical wholesalers, offer and provide their respective services to physician practices that desire to prescribe and dispense certain pharmaceutical products and medications in the practice’s office to patients receiving treatment for work-related injuries (“In-Office Dispensing Program”).

CCI offers and provides administrative services and billing services to physician practices (each a “Practice” and collectively, the “Practices”) desiring to make certain over-the-counter products, including non-narcotic topical medications, (“OTC Products”), and certain prescription medications (“Prescription Medications”) available to patients in the physician practice’s office. Each participating Practice is responsible for obtaining and maintaining any necessary and appropriate licenses, permits, or other documentation required to order, receive, store, and dispense OTC Products or certain Prescription Medications in the Practice’s office in accordance with applicable federal and state law. Such services include, but are not limited to, assisting Practices with insurance claim processing, prior authorization, billing and collections, and recordkeeping. CCI offers its fee-based services to Practices participating in the In-Office Dispensing Program. CCI also provides billing and collection services on behalf of SCLLC in connection with SCLLC’s sales and distribution of OTC Products to Practices participating in the OTC Program.

SCLLC offers OTC Products to Practices that desire to make such products available to patients in the Practice’s office through participation in the OTC Program. SCLLC is not a compounding pharmacy, and neither CCI nor SCLLC is involved in creating topicals with compounding pharmacies.

SCLLC also assists the Practices in ordering Prescription Medications directly from licensed pharmaceutical wholesalers and oversees the sale and distribution of Prescription Medications to the Practices. SCLLC does not sell any Prescription Medications to Practices, is not a licensed pharmaceutical wholesaler, and does not profit from the sale of such medications.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company and its wholly-owned subsidiary.  All significant inter-company accounts and transactions have been eliminated.

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

Cash and cash equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balances in various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2019 and 2018, $1,289,897 and $1,453,132 were in excess of the FDIC insured limit, respectively.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management has rewarded an allowance for doubtful accounts in the amounts of $5,040 and $0 at December 31, 2019 and 2018 respectively. During 2019, the Company recorded bad debt expense in the amount of $2,146. Management has written off a one-time bad debt customer receivables in the amount of $40,996 during the year ending December 31, 2018. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers was to deteriorate and adversely affecting their ability to make payments, additional allowances would be required.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU and all subsequently issued clarifying ASUs replaced most existing revenue recognition guidance in U.S. GAAP. The ASU also required expanded disclosures relating to the nature amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new standard effective January 1, 2018, the first day of the Company’s fiscal year. For these reasons, the adoption of this ASU did not have a significant impact on the Company’s financial statements.

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

The following tables disaggregate revenue by major source for the years ended December 31, 2019 and 2018:

Year Ended December 31, 2019	Ancillary Program	OTC and Prescription Medication	Corporate (1)	Total
Product Sales	$—	$674,853	$—	$674,853
Consulting Services	2,792,808	—	—	2,792,808
Total Revenue	$2,792,808	$674,853	$—	$3,467,661

Year Ended December 31, 2018	Ancillary Program	OTC and Prescription Medication	Corporate (1)	Total
Product Sales	$—	$1,353,571	$—	$1,353,571
Consulting Services	4,930,352	—	—	4,930,352
Total Revenue	$4,930,352	$1,353,571	$—	$6,283,923

(1)	The Company's corporate group is non-revenue generating and supports our two reportable segments Ancillary Program and Prescription.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in, first-out, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their net realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations. During the year ended December 31, 2019 and 2018, the Company recorded no loss due to management’s estimate of obsolete inventory, respectively.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions are capitalized, repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

	December 31,
	2019	2018
Machinery and equipment – 7 years	$44,497	$52,934
Accumulated depreciation	(20,626)	(15,565)
Total property and equipment	$23,871	$37,369

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

In January 2017, the FASB issued ASU 2017-04 that eliminates “step 2” from the goodwill impairment test. The Company made the election to early adopt ASU 2017-04 as of January 1, 2018 and the standard was applied on a prospective basis, as required. In accordance with ASC 350-25-35-3, “An entity may first assess qualitative factors, as described in paragraphs 350-20-35-3A through 35-3G, to determine whether it is necessary to perform the quantitative goodwill impairment test.” Management reviewed the following qualitative factors around its goodwill and believes that the fair value of its investment in the Company exceeds its carrying amount at December 31, 2019.

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

Advertising

Advertising and marketing expenses are charged to operations as incurred. For the years ended December 31, 2019 and 2018, advertising costs and marketing expenses were $18,727 and $31,166, respectively.

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

Accounting for Business Combinations

In accordance with ASC Topic 805, “Business Combinations,” when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date. These items are recorded on our consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of acquired businesses are included in the consolidated statements of operations since their respective acquisition dates.

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

Recent Accounting Pronouncements

Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 that simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under the new standard, goodwill impairment should be recognized based on the amount by which the carrying amount of a reporting unit exceeds its fair value, but should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in this accounting standard update are to be applied prospectively and are effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company made the election to early adopt ASU 2017-04 as of January 1, 2018 and the standard was applied on a prospective basis, as required.

Compensation—Stock Compensation

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance became effective for the Company on January 1, 2018 and was applied on a prospective basis, as required. The adoption of this standard did not have an impact on our consolidated financial statements or the related disclosures.

Income Statement – Reporting Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” to address stakeholder concerns about the guidance in current GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Act”). The ASU must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recognized. The Company made the election to early adopt ASU 2018-02 as of January 1, 2018, the standard did not have an impact on our consolidated financial statements.

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

As part of the implementation process, the Company assessed its lease arrangements and evaluated practical expedient and accounting policy elections to meet the reporting requirements of this standard. The Company has also evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’ which permits us not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. Consequently, on adoption, the Company expected to recognize additional operating liabilities ranging from $100,000 to $200,000, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. On July 29, 2019, the Company terminated its Arkansas lease effect October 31, 2019 in accordance with Section 8 of their First Amendment. On October 6, 2019, the Company entered into a new one-year lease in Arkansas beginning on November 1, 2019 with monthly rent in the amount of $1,210 per month.

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

On September 29, 2017, the Company closed a securities purchase agreement with CCI and SCLLC to purchase 100% of their outstanding interests for $6.1 million plus 1,751,580 shares of its common stock. The $6.1 million purchase price consists of $3.6 million cash and a $2.5 million 5-year non-interest bearing note, payable at $500,000 per year. Interest on the non-interest bearing note has been imputed using 12.75% interest rate (see Note 5).

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

NOTE 4 – Leases

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

The Company determines if an arrangement is a lease, or contains a lease, when a contract is signed. The Company determines if a lease is an operating or financing lease and records a lease asset and a lease liability upon lease commencement,

The Company has operating leases for office space in Arkansas and South Carolina. The Company has no finance leases as of December 31, 2019. For office space, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when calculating the lease asset and lease liability.

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

Some leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to 2 years. The exercise of renewal options for office space and data centers is at the Company’s discretion and are included if they are reasonably certain to be exercised. As of December 31, 2019, the Company’s weighted-average remaining lease term for all leases was approximately 2.83 years.

On July 29, 2019, the Company terminated its Arkansas lease effect October 31, 2019 in accordance with Section 8 of their First Amendment. On October 6, 2019, the Company entered into a new one year lease in Arkansas beginning on November 1, 2019 with monthly rent in the amount of $1,210 per month. The Company has a lease in Florida with a monthly rent of $80.

When the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as its discount rate to determine the present value of its lease payments. The incremental borrowing rates approximate the rate the Company would pay to borrow in the currency of the lease payments on a collateralized basis for the weighted-average life of the lease. As of December 31, 2019, the Company’s weighted-average discount rate was approximately 5.0%.

The Company recognized the following related to leases in its Consolidated Balance Sheet at December 31, 2019.

Leases	Classification in Consolidated Balance Sheet	December 31, 2019
Operating lease assets	Right of use asset	$25,001
Lease Liabilities:
Current capital lease liabilities	Right of use liability	$8,040
Long-term capital lease liabilities	Right of use liability	16,784
Total capital lease liabilities		$24,824

As of December 31, 2019, the operating lease liabilities will mature over the following periods:

2020	$9,100
2021	9,600
2022	8,000

Total remaining lease payments	$26,700
Less: Imputed interest	(1,876)
Total capital lease liabilities	$24,824

At December 31, 2018, future minimum lease payments for operating leases having an initial term in excess of one year under ASC 840 were as follows:

2019	$65,444
2020	67,238
2021	59,253
2022	9,600
2023	1,600
Thereafter	—
Total minimum lease payments	$203,135

The Company recognized the following related to operating leases in its Consolidated Statement of Operations:

		Year Ended
	Classification in	December 31,
Leases	Consolidated Statement of Operations	2019
Lease expense	General and administrative and Information technology	$53,321
Total lease expense		$53,321

Supplemental cash flow information related to capital leases are as follows:

Year Ended December 31,
Leases	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from capital leases	$53,321
Right-of-use assets obtained in exchange for lease obligations:
Capital Leases	$—

"Operating lease amortization" presented in the operating activities section of the Consolidated Statement of Cash Flows reflects the portion of the capital lease expense that amortized the capital lease asset.

NOTE 5 – Intangible Assets

Amortizing Intangible Assets	Estimates Useful Life	Gross Carrying Amount December 31, 2019	Gross Carrying Amount December 31, 2018

Customer Lists	8/10 years	$1,326,500	$2,653,000
Tradenames	15 years	377,000	377,000
IP Technologies	10 years	819,000	819,000
Non-compete	5 years	464,000	464,000
		2,986,500	4,313,000
Less: Accumulated Amortization		(756,378)	(581,416)

		$2,230,122	$3,731,584

The amortization expense related to the intangible assets was $440,261 and $465,133 as of December 31, 2019 and 2018, respectively. During the third quarter 2019, the Company reviewed its customer lists and impaired approximately 50% of its value, or $1,061,200.

The valuation of the assets acquired and liabilities assumed in connection with this acquisition was based on fair values at the acquisition date. The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheets.

NOTE 6 – Notes payable

The Company obtained a secured convertible note with a lender for $5 million, interest is payable monthly, at 12.75% per annum, the note matures on September 29, 2020. The note can be converted at any time in whole or in part at $0.44 per share. In addition, the lender received 3,584,279 shares of common stock valued at $0.10 per share along with a 2% original issue discount. The total amount of the discount is $493,345. The Company had incurred $34,917 in loan costs. Both the discount and loan costs are presented as a discount to the note payable. The Company recorded $154,500 and $150,000 of payment-in-kind interest which was added to the note as of December 31, 2019 and 2018, respectively. The note is collateralized by substantially all the assets of the Company.

The Company, as part of consideration for the purchase of CCI and SCLLC, issued a $2.5 million promissory note to the seller. The note is non-interest bearing with five annual payments of $500,000 (subject to adjustment to $377,400 if the business of CCI and SCLLC does not meet certain financial targets in 2017 and 2018) and matures on September 30, 2022. Interest has been imputed at 12.75% per annum. The note is in default as of September 30, 2018 due to the Company not making the required principal payment (see Note 12).

The Company has expensed the unamortized discount of $470,054 and has accrued default interest for the years ended December 31, 2019 and 2018 in the amount of $425,000 and $107,123 (17% per annum), respectively. Upon each annual payment date (each, a “Due Date”), the holder may elect to convert the annual installment of the principal amount due into shares of common stock at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per share, the installment payable upon such Due Date may not be converted into shares without written agreement between the Company and the seller.

	December 31,
	2019	2018

Note payable – monthly interest, 12.75% per annum, matures on September 29, 2020	$5,304,500	$5,150,000
Less discounts	(123,336)	(287,785)
Note payable – monthly interest, 12.75% per annum, matures on September 30, 2022 (The loan is currently in default and currently payable.)	2,500,000	2,500,000
Less discounts	—	—
Subtotal	7,681,164	7,362,215
Less: current portion	7,681,164	2,500,000
Long- term portion	$—	$4,862,215

Principal payments on the above notes mature as follows:

Year ending December 31:
2020	$8,334,508
2021	—
2022	—
2023	—
2024	—
Thereafter	$8,334,508

NOTE 7 – Related Party

As of December 31, 2019 and 2018, the Company has unpaid and accrued salary to its President in the amount of $0 and $50,000, respectively.

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

In consideration for David Hopkins, the Company’s Chief Executive Officer and President, assuming the additional duties of President of the Company’s two subsidiaries, CCI and SCLLC, on May 31, 2019, the Company entered into an amended and restated employment agreement with Mr. Hopkins, effective as of April 15, 2019 (the “Effective Date”), which superseded the January 2018 employment agreement between the Company and Mr. Hopkins. The amended and restated employment agreement is for an initial term of three (3) years from the Effective Date and automatically renews for additional three (3) year periods, provided that the subsidiaries achieve combined Adjusted EBITDA (as determined by the Company’s accountants from the subsidiaries’ financial statements used in preparing the Company’s audited consolidated financial statements) of $3,000,000 for any calendar year during the initial term and any renewal term.

The amended and restated employment agreement provides for an initial base salary of $250,000. In the event in any calendar year during the initial term or any renewal term, the Subsidiaries achieve combined Adjusted EBITDA (as determined by the Company’s accountants from the subsidiaries’ financial statements used in preparing the Company’s audited consolidated financial statements) of $3,000,000, Mr. Hopkins’ annual base salary shall automatically increase to $300,000 and in the event in any calendar year during the initial term or any renewal term, the subsidiaries achieve combined Adjusted EBITDA (as determined by the Company’s accountants from the subsidiaries’ financial statements used in preparing the Company’s audited consolidated financial statements) of $3,500,000, his annual base salary shall automatically increase to $350,000. Mr. Hopkins will also receive a $600 per month car allowance while the amended and restated employment agreement is in effect.

The Company has a secured convertible note with a lender for $5 million (See Note 6).

NOTE 8 – Stockholders’ Deficit

The Company has authorized 100,000,000 shares of common stock $.001 par value and 5,000,000 shares of preferred stock $.001 par value.

NOTE 9 – 2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan (the “Incentive Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the Incentive Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of December 31, 2019, options to purchase 1,087,500 shares at an exercise price of $0.35 per share have been granted and are outstanding under the Incentive Plan.

NOTE 10 – Income Taxes

Income tax (provision) benefit for the year ended December 31, 2019 and 2018 was $540,246 and ($68,669), respectively. The effective tax rates for the periods were 27%,   respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

As of December 31, 2019, the Company has approximately $878,000 of federal and state net operating loss carryovers (“NOLs”) which carry forward indefinitely.

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

The components of income before income taxes and the effect of adjustments to tax computed at the federal statutory rate for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Income (loss) before income taxes	$(2,000,910)	$(598,325)
Computed tax at federal statutory rate of 21%	$(420,191)	$(125,621)
State taxes at 6%, net of federal benefit	(94,844)	(28,361)
Other state taxes	(25,211)	172,114
Timing differences	—	56,833
Adjustment to valuation allowance	—	—
Other items, net	—	(6,269)
Provision (benefit) from income taxes	$(540,246)	$68,669

The provision (benefit) from income taxes in the consolidated statements of operations consists of the following:

Year ended December 31,	2019	2018
Current:
Federal	$—	$—
State	—	143,753
Deferred:
Federal	$(420,191)	$(58,399)
State	(120,055)	(16,685)
Adjustment to valuation allowance	—	—
Provision (benefit) from income taxes	$(540,246)	$68,669

As of December 31, 2019 and 2018, the components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2019 Deferred tax	2018 Deferred tax
	Assets (Liabilities)	Assets (Liabilities)

Net operating loss carry forward	$237,251	$102,400
Intangible assets	(602,133)	(1,007,528)
Valuation allowance	—	—
Totals	$(364,882)	$(905,128)

NOTE 11 – Business Segment Information

The Company has two reportable segments (billing services and OTC and prescription medication) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company's reportable segments for the year ended December 31, 2019 and 2018.

For the year ended December 31, 2019	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$3,467,661	$2,792,808	$674,853	$—
Cost of Revenue	488,384	—	488,384	—
Long-lived assets	5,592,220	5,034,689	557,531	—
Income (loss) before income tax	(2,000,910)	1,836,703	159,048	(3,996,661)
Identifiable assets	2,278,994	1,721,463	557,531	—
Depreciation and amortization	462,693	347,020	115,673	—
Impairment loss	1,061,200	795,900	265,300	—

For the year ended December 31, 2018	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$6,283,923	$4,930,352	$1,353,571	$—
Cost of Revenue	1,026,423	—	1,026,423	—
Long-lived assets	7,082,179	6,149,283	932,896	—
Income (loss) before income tax	(598,325)	2,345,950	221,004	(3,165,279)
Identifiable assets	3,768,953	2,836,057	932,896	—
Depreciation and amortization	483,684	364,504	119,180	—
Impairment loss	—	—	—	—

The Company has two reportable segments for the year ended December 31, 2019 and 2018.

NOTE 12 – Litigation

In August 2018, we were served with a complaint (which was amended in September 2018 to include David Hopkins, our CEO, as a defendant), filed in Miami-Dade County, Florida Circuit Court by the seller of CCI and SCLLC. In the complaint, the seller alleges breach of contract and fraud in that we allegedly failed to pay him excess working capital as of the closing of the acquisition of approximately $381,000 and failed to reimburse him for certain credit card expenses. We believe that the seller’s claims are without merit, as his calculation of working capital does not follow the methodology provided for in the Securities Purchase Agreement for the transaction and that in fact, there was a working capital shortfall at closing of approximately $725,000 (for which we demanded payment in June 2018). Moreover, the seller has refused to submit the working capital dispute to the resolution process provided for in the Securities Purchase Agreement. We have answered the complaint denying the seller’s claims and have filed counterclaims against the seller for the sums we believe are do us for the working capital shortfall and for damages arising from seller’s breach of contract, breach of good faith and fair dealing, fraud in the inducement, indemnification obligations under the Securities Purchase Agreement and violation of his non-competition and non-solicitation agreement with the Company.

The parties have engaged in discovery, and we believe that the information obtained thus far supports our claims and refutes the seller's claims.  On November 18, 2019, the seller filed a motion, asking the court to stay the case temporarily because he believed he was the target of a parallel federal criminal investigation related to facts at issue in the case.  On December 11, 2019, the court granted his motion and stayed the case for 120 days.

In April 2018, Stephen Andrews, the former CEO of CCI, filed a wrongful termination arbitration claim seeking recovery in the amount in excess of $500,000. In addition to raising defenses, the Company has filed a counterclaim alleging violation of non-disclosure/non-compete agreements by Mr. Andrews as well as claims for breach of a non-solicitation agreement, breach of the employee manual and injunctive relief. The final arbitration hearing was scheduled for January 2020.  However, Andrews moved for a stay of the arbitration on November 20, 2019 based on his belief that he is the target of a parallel federal criminal grand jury investigation.  The arbitrator granted the stay on December 17, 2019 and the final arbitration hearing was postponed indefinitely.

NOTE 13 – Concentration

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

Accounts Receivable Concentration

	At December 31, 2019	At December 31, 2018

Number of customers over 10%	6	2

Percentage of accounts receivable	10%, 12%, 13%, 13%, 15%, 18%	10% and 13%

We have two vendors who both represent 100% of purchased products that are sold for 2019 and 2018.

 NOTE 14 – Commitments, Contingencies, Guarantees and Indemnities

On October 6, 2019, the Company entered into a new one year lease in Arkansas beginning on November 1, 2019 with monthly rent in the amount of $1,210 per month. The Company has a lease in Florida with a monthly rent of $80.

Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,
2020	$13,060
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total	$13,060

NOTE 15 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.