Form 10-Q
period 2020-03-31
Health-Right Discoveries, Inc.
filed 2020-05-13
CIK 1537663

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 13, 2020 was 22,869,191 shares.

 i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS:
Cash	$2,067,432	$2,242,013
Accounts receivable, net	40,416	52,281
Inventories	20,394	10,735
Prepaid and other assets	5,168	14,433
Total Current Assets	2,133,410	2,319,462

Property and equipment, net	22,618	23,871
Right of use asset	22,935	25,001
Intangible assets, net	2,138,710	2,230,122
Goodwill	3,313,226	3,313,226

TOTAL ASSETS	$7,630,899	$7,911,682

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,631,521	$1,388,505
Current portion of right of use liability	8,291	8,040
Current portion - notes payable	2,500,000	2,500,000
Current portion - notes payable, net of discounts of $82,224 and $123,336 March 31, 2020 and December 31, 2019, respectively	5,222,276	5,181,164
Total Current Liabilities	9,362,088	9,077,709

LONG-TERM LIABILITIES:
Right of use liability, net of current portion	14,585	16,784
Deferred tax liability	212,882	364,882
Total Long-term Liabilities	227,467	381,666

Total Liabilities	$9,589,555	$9,459,375

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding March 31, 2020 and December 31, 2019, respectively	—	—
Common Stock, .001 par value, 100,000,000 shares authorized 22,869,191 shares issued and outstanding March 31, 2020 and December 31, 2019, respectively	22,869	22,869
Additional Paid in Capital	1,117,967	1,117,967
Accumulated Deficit	(3,099,492)	(2,688,529)
Total Stockholders’ Deficiency	(1,958,656)	(1,547,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,630,899	$7,911,682

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	2020	2019

Revenue	$382,275	$1,044,009

Cost of Revenue	50,878	166,528

Gross Profit	331,397	877,481

Operating Expenses
General and administrative	364,314	558,665
Amortization and depreciation	95,574	121,135
Total operating expenses	459,888	679,800

Income (loss) from operations	(128,491)	197,681

Other Expenses
Interest expenses	434,472	240,984
Total other expenses	434,472	240,984

Loss before income tax benefit	(562,963)	(43,303)

Income tax benefit	152,000	11,136

NET LOSS	$(410,963)	$(32,167)

Loss per common share	(0.02)	(0.00)

Weighted average common shares outstanding - basic and diluted	22,869,191	22,869,191

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

			Additional
	COMMON STOCK		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – December 31, 2019	22,869,191	$22,869	$1,117,967	$(2,688,529)	$(1,547,693)

Net (loss)	—	—	—	(410,963)	(410,963)

BALANCE – March 31, 2020	22,869,191	$22,869	$1,117,967	$(3,099,492)	$(1,958,656)

BALANCE – December 31, 2018	22,869,191	$22,869	$1,117,967	$(1,209,611)	$(68,775)

Adoption of ASU 2016-02	—	—	—	(18,254)	(18,254)
Net (loss)	—	—	—	(32,167)	(32,167)

BALANCE – March 31, 2019	22,869,191	$22,869	$1,117,967	$(1,260,032)	$(119,196)

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	2020	2019

OPERATING ACTIVITIES:
Net loss	$(410,963)	$(32,167)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,253	1,942
Amortization expenses	91,412	116,284
Right of use liability amortization	—	(775)
Operating lease amortization	118	—
Non-cash interest	41,112	41,112
Deferred income tax benefit	(152,000)	(11,137)
Changes in operating assets and liabilities:
Accounts receivable	11,865	28,641
Inventories	(9,659)	11,427
Prepaid and other assets	9,265	(26,070)
Accounts payable and accrued expenses	243,016	134,758
Accrued salary to related party	—	(50,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(174,581)	214,015

(DECREASE) INCREASE IN CASH	(174,581)	214,015

CASH - BEGINNING OF PERIOD	2,242,013	2,149,738

CASH - END OF PERIOD	$2,067,432	$2,363,753

Supplemental disclosures of cash flow information:
Cash paid for interest	$170,960	$164,156

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

SCLLC also assists the Practices in ordering Prescription Medications directly from licensed pharmaceutical wholesalers and oversees the sale and distribution of Prescription Medications to the Practices. SCLLC does not sell any Prescription Medications to Practices and does not profit from the sale of such medications.

The significant accounting policies of the Company were described in Note 2 to the audited consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2020.

Basis of Presentation

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statement and notes thereto included in the 2019 Form 10-K for the year ended December 31, 2019. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balances in various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2020 and December 31, 2019, $1,367,531 and $1,289,897 were in excess of the FDIC insured limit, respectively.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management has rewarded an allowance for doubtful accounts in the amounts of $4,660 and $5,040 at March 31, 2020 and December 31, 2019 respectively. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers was to deteriorate and adversely affecting their ability to make payments, additional allowances would be required.

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

The following tables disaggregate revenue by major source for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Ancillary Program	OTC and Prescription Medication	Corporate (1)	Total
Product Sales	$—	$76,587	$—	$76,587
Consulting Services	305,688	—	—	305,688
Total Revenue	$305,688	$76,587	$—	$382,275

Three Months Ended March 31, 2019	Ancillary Program	OTC and Prescription Medication	Corporate (1)	Total
Product Sales	$—	$221,123	$—	$221,123
Consulting Services	822,886	—	—	822,886
Total Revenue	$822,886	$221,123	$—	$1,044,009

(1)	The Company’s corporate group is non-revenue generating and supports our two reportable segments Ancillary Program and Prescription.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in, first-out, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their net realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations. Based on management’s estimate, there was no obsolete inventory at March 31, 2020 and December 31, 2019.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions are capitalized, repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

	March 31, 2020	December 31, 2019
Machinery and equipment – 7 years	$44,497	$44,497
Accumulated depreciation	(21,879)	(20,626)
Total property and equipment	$22,618	$23,871

Intangible Assets

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment,” intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined.

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

In January 2017, the FASB issued ASU 2017-04 that eliminates “step 2” from the goodwill impairment test. The Company made the election to early adopt ASU 2017-04 as of January 1, 2018 and the standard was applied on a prospective basis, as required. In accordance with ASC 350-25-35-3, “An entity may first assess qualitative factors, as described in paragraphs 350-20-35-3A through 35-3G, to determine whether it is necessary to perform the quantitative goodwill impairment test.” Management reviewed the following qualitative factors around its goodwill and believes that the fair value of its investment in the Company exceeds its carrying amount at March 31, 2020 and December 31, 2019.

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

The Company determines if an arrangement is a lease, or contains a lease, when a contract is signed. The Company determines if a lease is an operating or financing lease and records a lease asset and a lease liability upon lease commencement.

The Company had operating leases for office space in Arkansas and South Carolina. The Company has no finance leases as of March 31, 2020. For office space, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when calculating the lease asset and lease liability. On July 29, 2019, the Company terminated its Arkansas lease effect October 31, 2019 in accordance with Section 8 of their First Amendment. On October 6, 2019, the Company entered into a new one year lease in Arkansas beginning on November 1, 2019 with monthly rent in the amount of $1,210 per month. The Company has a lease in Florida with a monthly rent of $80.

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

Some leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to 2 years. The exercise of renewal options for office space and data centers is at the Company’s discretion and are included if they are reasonably certain to be exercised. As of March 31, 2020, the Company’s weighted-average remaining lease term for all leases was approximately 2.58 years.

When the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as its discount rate to determine the present value of its lease payments. The incremental borrowing rates approximate the rate the Company would pay to borrow in the currency of the lease payments on a collateralized basis for the weighted-average life of the lease. As of March 31, 2020, the Company’s weighted-average discount rate was approximately 5.0%.

The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheets at March 31, 2020 and December 31, 2019:

Leases	Classification in Consolidated Balance Sheet	March 31, 2020	December 31, 2019
Operating lease assets	Right of use asset	$22,935	$25,001
Lease Liabilities:
Current operating lease liabilities	Right of use liability	$8,291	$8,040
Long-term operating lease liabilities	Right of use liability	14,585	16,784
Total operating lease liabilities		$22,876	$24,824

As of March 31, 2020, the operating lease liabilities will mature over the following periods:

Remainder of 2020	$6,850
2021	9,600
2022	8,000
2023	—
Total remaining lease payments	$24,450
Less: Imputed interest	(1,574)
Total capital lease liabilities	$22,876

The Company recognized the following related to operating leases in its Unaudited Consolidated Statements of Operations at March 31, 2020 and 2019:

	Classification in Unaudited	Three Months Ended March 31,
Leases	Consolidated Statements of Operations	2020
Lease expense	General and administrative and Information technology	$2,372
Total lease expense		$2,372

	Classification in Unaudited	Three Months Ended March 31,
Leases	Consolidated Statements of Operations	2019
Lease expense	General and administrative and Information technology	$15,484
Total lease expense		$15,484

Supplemental cash flow information related to operating leases as of March 31, 2020 and 2019 are as follows:

Three Months Ended March 31,
Leases	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,372
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$—

Three Months
Ended March 31,
Leases	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$15,484
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$—

“Operating lease amortization” presented in the operating activities section of the Unaudited Consolidated Statements of Cash Flows reflects the portion of the operating lease expense that amortized the operating lease asset.

 NOTE 3 – Intangible Assets

Amortizing Intangible Assets	Estimates Useful Life	Gross Carrying Amount March 31, 2020	Gross Carrying Amount December 31, 2019

Customer Lists	8 years	$1,326,500	$1,326,500
Tradenames	15 years	377,000	377,000
IP Technologies	10 years	819,000	819,000
Non-compete	5 years	464,000	464,000
		2,986,500	2,986,500
Less: Accumulated Amortization		(847,790)	(756,378)

		$2,138,710	$2,230,122

The amortization expense related to the intangible assets was $91,412 and $116,284 for the three months ended March 31, 2020 and 2019 respectively. During the third quarter 2019, the Company reviewed its customer lists and impaired approximately 50% of its value, or $1,061,200.

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

The Company, as part of consideration for the purchase of CCI and SCLLC, issued a $2.5 million promissory note to the seller. The note is non-interest bearing with five annual payments of $500,000 (subject to adjustment to $377,400 if the business of CCI and SCLLC does not meet certain financial targets in 2017 and 2018) and matures on September 30, 2022. Interest has been imputed at 12.75% per annum. The note is in default as of September 30, 2018 due to the Company not making the required principal payment (see Note 10).

The Company has expensed default interest (17% per annum) in the amounts of $105,959 and $104,795 as of three months March 31, 2020 and 2019, respectively. Upon each annual payment date (each, a “Due Date”), the holder may elect to convert the annual installment of the principal amount due into shares of common stock at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per share, the installment payable upon such Due Date may not be converted into shares without written agreement between the Company and the seller.

	March 31, 2020	December 31, 2019

Note payable – monthly interest, 12.75% per annum, matures on September 29, 2020	$5,304,500	$5,304,500
Less discounts	(82,224)	(123,336)

Note payable – monthly interest, 17.00% per annum, matures on September 30, 2022 (The loan is currently in default and currently payable.)	2,500,000	2,500,000
Less discounts	—	—
Subtotal	7,722,276	7,681,164
Less: current portion	7,722,276	7,681,164
Long-term portion	$—	$—

Principal payments on the above notes mature as follows:

Three months ending March 31, 2020:
2020	$8,334,508
2021	—
2023	—
2023	—
2024	—
Thereafter	$8,334,508

NOTE 5 – Related Party

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

The Company has a secured convertible note with a lender for $5 million (See Note 4).

NOTE 6 – Stockholders’ Deficiency

The Company has authorized 100,000,000 shares of common stock $.001 par value and 5,000,000 shares of preferred stock $.001 par value.

NOTE 7 – 2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan (the “Incentive Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the Incentive Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of March 31, 2020 options to purchase 1,087,500 shares at an exercise price of $0.35 per share have been granted and are outstanding under the Incentive Plan.

NOTE 8 – Income Taxes

Income tax (provision) benefit for the three months ended March 31, 2020 and 2019 was $152,000 and $11,136, respectively. The effective tax rates for the periods were 27%   respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

 As of March 31, 2020, the Company has approximately $1,350,000 of federal and state net operating loss carryovers (“NOLs”) which carry forward indefinitely.

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

NOTE 9 – Business Segment Information

The Company has two reportable segments (billing services and OTC and prescription medication) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company’s reportable segments for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$382,275	$305,688	$76,587	$—
Cost of Revenue	50,878	—	50,878	—
Long-lived assets	5,497,489	4,962,810	534,679	—
Income (loss) before income tax	(562,963)	175,449	23,045	(761,457)
Identifiable assets	2,184,263	1,649,584	534,679	—
Depreciation and amortization	95,574	71,680	23,894	—

For the three months ended March 31, 2019	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$1,044,009	$822,886	$221,123	$—
Cost of Revenue	166,528	—	166,528	—
Long-lived assets	7,139,768	5,407,637	1,732,131	—
Income (loss) before income tax	(43,303)	519,088	39,814	(602,205)
Identifiable assets	3,826,542	2,922,717	903,825	—
Depreciation and amortization	121,135	91,337	29,798	—

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

The stay issued by the court on December 11, 2019 expired on April 13, 2020.  The seller has again moved to stay the case, claiming that the instant proceedings overlap with an ongoing federal criminal investigation in which he believes he is a target.  Health-Right and Mr. Hopkins have opposed Burroughs' second motion to stay.  Health-Right and Mr. Hopkins also recently filed an amended counterclaim to add claims against the seller for breach of the non-compete and non-solicitation provisions of the Securities Purchase Agreement.  The seller has not yet responded to the amended counterclaim.  The Seller also filed a second amended complaint against Health-Right and Mr. Hopkins, which Health-Right and Mr. Hopkins have moved to dismiss as legally insufficient.

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

Accounts Receivable Concentration

	At March 31, 2020	At December 31, 2019

Number of customers over 10%	5	6
Percentage of accounts receivable	13%, 15%, 16%, 29%, 38%	10%, 12%, 13%, 13%, 15%, 18%

We have two vendors who both represent 100% of purchased products that are sold for first quarter 2020 and 2019.

For the three months ended March 31, 2020, the Company had three clinics that represented 10%, 10%, and 16% of total revenue.  For the three months ended March 31, 2019, the Company had no clinics that represented more than 10% of total revenue.

NOTE 12 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were the following subsequent events requiring adjustment to or disclosure in the financial statements.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

The Company has been approved for funds under the Paycheck Protection Program after the period end in the amount of $117,713. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this report to “HRD,” “Health-Right,” “the Company,” “we,” “our“ and “us” refers to Health-Right Discoveries, Inc. and its subsidiaries.

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

Business Overview

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

SCLLC also assists the Practices in ordering Prescription Medications directly from licensed pharmaceutical wholesalers and oversees the sale and distribution of Prescription Medications to the Practices. SCLLC does not sell any Prescription Medications to Practices and does not profit from the sale of such medications.

Since completion of the Acquisition, the Company has focused on restructuring CCI’s and SCLLC’s business operations and refining their business model to improve efficiency and profitability, as well as expanding those operations.

Potential Effects of the Coronavirus Outbreak

The adverse public health developments and economic effects of the COVID -19 outbreak could adversely affect the Company’s customers and suppliers as a result of quarantines, facility closures and logistics restrictions imposed in connection with the outbreak. More broadly, the outbreak could potentially lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our products and services and harm our business, results of operations and financial condition. The Company cannot accurately predict the effect the Coronavirus outbreak will have on the Company.

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

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

For the three months ended March 31, 2020, we had revenues of $382,275, as compared to $1,044,009 for the three months ended March 31, 2019. Cost of revenue was $50,878 for the 2020 quarter, as compared to $166,528 for the 2019 quarter. The decline in revenues and cost of revenue from 2019 to 2020 reflects the final restructuring phase of previous business operations and refinement of the business model. The Company was also affected by loss of revenue from a key state from which CCI previously generated significant business. Moreover, the COVID-19 outbreak appears to have had an adverse impact commencing in March 2020 and management is closely assessing operations as the country begins to reopen.

General and administrative costs were $364,314 for the three months ended March 31, 2020, as compared to $558,665 for the three months ended March 31, 2019, with the decrease similarly attributable to our restructuring effort and a reduction in legal fees as a result of the stay orders in effect with respect to pending litigation. Interest expense for the 2020 quarter increased approximately 80.3% to $434,472 from $240,984 for the 2019 quarter. Interest in both periods largely reflects interest on the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition.  As a result of the technical default under such notes as a result of the dispute between the seller and the Company, such notes now accrue interest for financial statement purposes at the higher default rate.

During the three months ended March 31, 2020, the Company incurred amortization and depreciation of $95,574 related to its intangible assets and property and equipment, as compared to amortization and depreciation of $121,135 during the 2019 quarter.

Income tax benefit for the three months ended March 31, 2020 was $152,000, as compared to income tax benefit of $11,136 for the three months ended March 31, 2019.

The Company had a net loss for the three months ended March 31, 2020 of $410,963, as compared to a net loss of $32,167 for the three months ended March 31, 2019. The increase in net loss from 2019 to 2020, was largely attributable to the loss of revenue from a key state where CCI previously conducted significant business. Also the COVID-19 outbreak appears to have had an adverse impact commencing in March 2020. Management is closely assessing operations as the country begins to reopen.

Liquidity and Capital Resources

As of March 31, 2020, total assets were $7,630,899, as compared to $7,911,682 on December 31, 2019, with the decrease being attributable to the amortization of intangible assets and by a decrease in additional cash on hand from operations. Total current liabilities as of March 31, 2020 were $9,362,088, as compared to $9,077,709 as of December 31, 2019. As of March 31, 2020 and December 31, 2019, the Company had long-term liabilities of $227,467 and $381,666, respectively.

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

Net cash used in operating activities was to $174,581 for the three months ended March 31, 2020, as compared to net cash provided by operating activities of $214,015 for the three months ended March 31, 2019, reflecting the restructuring and refinement of our operations.

The Company believes that its existing capital resources when combined with anticipated cash flow from operations, will allow it to fund its operations for 2020, assuming, however, that the Company is able to refinance or otherwise extend and/or modify the GPB Note prior to its maturity in September 2020. There can be no assurance that we will be able to do so or secure financing, when required, on commercially reasonable terms. Any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition.

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

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

For an update to the legal proceedings described in response to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019, see “Note 10 – Litigation” in the Notes to the Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements” in this report. In addition, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

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

HEALTH-RIGHT DISCOVERIES, INC.

Dated: May 13, 2020	By:	/s/ David Hopkins
David Hopkins, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)