Form 10-Q
period 2020-06-30
Health-Right Discoveries, Inc.
filed 2020-08-14
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 14, 2020 was 22,869,191 shares.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS

CURRENT ASSETS:
Cash	$2,008,708	$2,242,013
Accounts receivable, net	45,613	52,281
Inventories	18,336	10,735
Prepaid and other assets	6,282	14,433
Total Current Assets	2,078,939	2,319,462

Property and equipment, net	21,364	23,871
Right of use asset	20,840	25,001
Intangible assets, net	2,047,299	2,230,122
Goodwill	3,313,226	3,313,226

TOTAL ASSETS	$7,481,668	$7,911,682

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,871,858	$1,388,505
Current portion of right of use liability	8,546	8,040
Current portion - notes payable - PPP loans	52,317	—
Current portion - notes payable	2,500,000	2,500,000
Current portion - notes payable, net of discounts of $41,112 and $123,336 June 30, 2020 and December 31, 2019, respectively	5,263,388	5,181,164
Total Current Liabilities	9,696,109	9,077,709

LONG-TERM LIABILITIES:
Right of use liability, net of current portion	12,358	16,784
Notes payable - PPP loans, net of current portion	65,396	—
Deferred tax liability	65,348	364,882
Total Long-term Liabilities	143,102	381,666

Total Liabilities	$9,839,211	$9,459,375

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, .001 par value, 5,000,000 shares authorized
No shares issued and outstanding
June 30, 2020 and December 31, 2019, respectively	—	—
Common Stock, .001 par value, 100,000,000 shares authorized
22,869,191 shares issued and outstanding
June 30, 2020 and December 31, 2019, respectively	22,869	22,869
Additional Paid in Capital	1,117,967	1,117,967
Accumulated Deficit	(3,498,379)	(2,688,529)
Total Stockholders’ Deficiency	(2,357,543)	(1,547,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,481,668	$7,911,682

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019

Revenue	$373,446	$917,251	$755,721	$1,961,260

Cost of Revenue	59,033	136,913	109,911	303,441

Gross Profit	314,413	780,338	645,810	1,657,819

Operating Expenses
General and administrative	330,786	557,395	695,100	1,116,060
Amortization and depreciation	95,576	121,121	191,150	242,256
Total operating expenses	426,362	678,516	886,250	1,358,316

Income (loss) from operations	(111,949)	101,822	(240,440)	299,503

Other Expenses
Interest expenses	434,472	349,057	868,944	696,291
Total other expenses	434,472	349,057	868,944	696,291

Loss before income tax benefit	(546,421)	(247,235)	(1,109,384)	(396,788)

Income tax benefit	147,534	67,310	299,534	107,133

NET LOSS	$(398,887)	$(179,925)	$(809,850)	$(289,655)

Loss per common share	(0.02)	(0.01)	(0.04)	(0.01)

Weighted average common shares outstanding - basic and diluted	22,869,191	22,869,191	22,869,191	22,869,191

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

			Additional
	COMMON STOCK		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – December 31, 2019	22,869,191	$22,869	$1,117,967	$(2,688,529)	$(1,547,693)

Net loss for the three months ended March 31, 2020	—	—	—	(410,963)	(410,963)

BALANCE – March 31, 2020	22,869,191	22,869	1,117,967	(3,099,492)	(1,958,656)

Net loss for the three months ended June 30, 2020	—	—	—	(398,887)	(398,887)

BALANCE – June 30, 2020	22,869,191	$22,869	$1,117,967	$(3,498,379)	$(2,357,543)

BALANCE – December 31, 2018	22,869,191	$22,869	$1,117,967	$(1,209,611)	$(68,775)

Adoption of ASU 2016-02	—	—	—	(18,254)	(18,254)
Net loss for the three months ended March 31, 2019	—	—	—	(109,730)	(109,730)

BALANCE – March 31, 2019	22,869,191	22,869	1,117,967	(1,337,595)	(196,759)

Net loss for the three months ended June 30, 2019	—	—	—	(179,925)	(179,925)

BALANCE – June 30, 2019	22,869,191	$22,869	$1,117,967	$(1,517,520)	$(376,684)

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	2020	2019

OPERATING ACTIVITIES:
Net loss	$(809,850)	$(289,655)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	2,507	3,869
Amortization expense	182,823	232,567
Operating lease amortization	241	(1,549)
Non-cash interest	82,224	82,224
Deferred income tax benefit	(299,534)	(107,133)
Changes in operating assets and liabilities:
Accounts receivable	6,668	72,742
Inventories	(7,601)	22,583
Prepaid and other assets	8,151	(4,769)
Accounts payable and accrued expenses	483,353	398,314
Accrued salary to related party	—	(50,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(351,018)	359,193

FINANCING ACTIVITIES:
Proceeds of notes payable — PPP Loans	117,713	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	117,713	—

(DECREASE) INCREASE IN CASH	(233,305)	359,193

CASH - BEGINNING OF PERIOD	2,242,013	2,149,738

CASH - END OF PERIOD	$2,008,708	$2,508,931

Supplemental disclosures of cash flow information:
Cash paid for interest	$343,798	$330,136

Cash paid for income taxes	$—	$80,000

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

The significant accounting policies of the Company were described in Note 2 to the audited consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the six months ended June 30, 2020.

Basis of Presentation

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statement and notes thereto included in the 2019 Form 10-K for the year ended December 31, 2019. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balances in various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2020 and December 31, 2019, $1,290,433 and $1,289,897 were in excess of the FDIC insured limit, respectively.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management has recorded an allowance for doubtful accounts in the amounts of $4,660 and $5,040 at June 30, 2020 and December 31, 2019 respectively. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers was to deteriorate and adversely affecting their ability to make payments, additional allowances would be required.

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

The following tables disaggregate revenue by major source for the three and six months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020	Ancillary Program	OTC and Prescription Medication	Corporate (1)	Total
Product Sales	$—	$85,436	$—	$85,436
Consulting Services	288,010	—	—	288,010
Total Revenue	$288,010	$85,436	$—	$373,446

Three Months Ended June 30, 2019	Ancillary Program	OTC and Prescription Medication	Corporate (1)	Total
Product Sales	$—	$194,693	$—	$194,693
Consulting Services	722,558	—	—	722,558
Total Revenue	$722,558	$194,693	$—	$917,251

Six Months Ended June 30, 2020	Ancillary Program	OTC and Prescription Medication	Corporate (1)	Total
Product Sales	$—	$162,023	$—	$162,023
Consulting Services	593,698	—	—	593,698
Total Revenue	$593,698	$162,023	$—	$755,721

Six Months Ended June 30, 2019	Ancillary Program	OTC and Prescription Medication	Corporate (1)	Total
Product Sales	$—	$415,816	$—	$415,816
Consulting Services	1,545,444	—	—	1,545,445
Total Revenue	$1,545,444	$415,816	$—	$1,961,260

(1)	The Company's corporate group is non-revenue generating and supports our two reportable segments Ancillary Program and Prescription.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in, first-out, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their net realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations. Based on management’s estimate, there was no obsolete inventory at June 30, 2020 and December 31, 2019.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions are capitalized, repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

	June 30, 2020	December 31, 2019
Machinery and equipment – 7 years	$44,497	$44,497
Accumulated depreciation	(23,133)	(20,626)
Total property and equipment	$21,364	$23,871

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

In January 2017, the FASB issued ASU 2017-04 that eliminates “step 2” from the goodwill impairment test. The Company made the election to early adopt ASU 2017-04 as of January 1, 2018 and the standard was applied on a prospective basis, as required. In accordance with ASC 350-25-35-3, “An entity may first assess qualitative factors, as described in paragraphs 350-20-35-3A through 35-3G, to determine whether it is necessary to perform the quantitative goodwill impairment test.” Management reviewed the following qualitative factors around its goodwill and believes that the fair value of its investment in the Company exceeds its carrying amount at June 30, 2020 and December 31, 2019.

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

NOTE 2 – Going Concern

The accompanying unaudited financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has been incurring losses and with the ongoing COVID-19 outbreak, finds an ongoing lack of revenues sufficient to cover its operating costs and is dependent on refinancing debt, which matures on September 29, 2020 to fund its operations. Management of the Company is making efforts to refinance its debts with its lender. Management of the Company believes it is doubtful it will be successful in its refinancing of its debt, there can be no assurance that the Company will be able to raise additional equity capital or be successful in increasing revenues enough to sustain its operating expenses. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES act was enacted as a response to the COVID-19 outbreak discussed above and is meant to provide companies with economic relief.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

NOTE 3 – Leases

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

The Company had operating leases for office space in Arkansas and South Carolina. The Company has no finance leases as of June 30, 2020. For office space, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when calculating the lease asset and lease liability. On July 29, 2019, the Company terminated its Arkansas lease effect October 31, 2019 in accordance with Section 8 of their First Amendment. On October 6, 2019, the Company entered into a new one year lease in Arkansas beginning on November 1, 2019 with monthly rent in the amount of $1,210 per month. The Company has a lease in Florida with a monthly rent of $80.

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

Some leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to 2 years. The exercise of renewal options for office space and data centers is at the Company’s discretion and are included if they are reasonably certain to be exercised. As of June 30, 2020, the Company’s weighted-average remaining lease term for all leases was approximately 2.25 years.

When the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as its discount rate to determine the present value of its lease payments. The incremental borrowing rates approximate the rate the Company would pay to borrow in the currency of the lease payments on a collateralized basis for the weighted-average life of the lease. As of June 30, 2020, the Company’s weighted-average discount rate was approximately 5.0%.

The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

Leases	Classification in Consolidated Balance Sheets	June 30, 2020	December 31, 2019
Operating lease assets	Right of use asset	$20,840	$25,001
Lease Liabilities:
Current operating lease liabilities	Right of use liability	$8,546	$8,040
Long-term operating lease liabilities	Right of use liability	12,358	16,784
Total operating lease liabilities		$20,904	$24,824

As of June 30, 2020, the operating lease liabilities will mature over the following periods:

Remainder of 2020	$4,600
2021	9,600
2022	8,000
2023	—
Total remaining lease payments	$22,200
Less: Imputed interest	(1,296)
Total operating lease liabilities	$20,904

The Company recognized the following related to operating leases in its Unaudited Consolidated Statements of Operations for three and six months ended June 30, 2020 and 2019:

		Three Months	Six Months
	Classification in Unaudited	Ended June 30,	Ended June 30,
Leases	Consolidated Statements of Operations	2020	2020
Lease expense	General and administrative and Information technology	$2,372	$4,744
Total lease expense		$2,372	$4,744

		Three Months	Six Months
	Classification in Unaudited	Ended June 30,	Ended June 30,
Leases	Consolidated Statements of Operations	2019	2019
Lease expense	General and administrative and Information technology	$16,303	$31,787
Total lease expense		$16,303	$31,787

Supplemental cash flow information related to operating leases for the three and six months as of June 30, 2020 and 2019 are as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
Leases	2020	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,372	$4,744
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$—	$—

	Three Months	Six Months
	Ended June 30,	Ended June 30,
Leases	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$16,303	$31,787
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$—	$—

“Operating lease amortization” presented in the operating activities section of the Unaudited Consolidated Statement of Cash Flows reflects the portion of the operating lease expense that amortized the operating lease asset.

On July 28, 2020, the Company entered into a lease termination agreement (See Note 13).

NOTE 4 – Intangible Assets

Amortizing Intangible Assets	Estimates Useful Life	Gross Carrying Amount June 30, 2020	Gross Carrying Amount December 31, 2019

Customer Lists	8 years	$1,326,500	$1,326,500
Tradenames	15 years	377,000	377,000
IP Technologies	10 years	819,000	819,000
Non-compete	5 years	464,000	464,000
		2,986,500	2,986,500
Less: Accumulated Amortization		(939,201)	(756,378)

		$2,047,299	$2,230,122

The amortization expense related to the intangible assets was $91,411 and $182,823 for the three and six months ended June 30, 2020 and $116,284 and $232,567 for the three and six months ended June 30, 2019. During the third quarter 2019, the Company reviewed its customer lists and impaired approximately 50% of its value, or $1,061,200.

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

The Company, as part of consideration for the purchase of CCI and SCLLC, issued a $2.5 million promissory note to the seller. The note is non-interest bearing with five annual payments of $500,000 (subject to adjustment to $377,400 if the business of CCI and SCLLC does not meet certain financial targets in 2017 and 2018) and matures on September 30, 2022. Interest has been imputed at 12.75% per annum. The note is in default as of September 30, 2018 due to the Company not making the required principal payment (see Note 11).

The Company has expensed default interest (17% per annum) in the amounts of $105,959 and $211,918 as of three and six months June 30, 2020 and 2019, respectively. Upon each annual payment date (each, a “Due Date”), the holder may elect to convert the annual installment of the principal amount due into shares of common stock at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per share, the installment payable upon such Due Date may not be converted into shares without written agreement between the Company and the seller.

On April 17, 2020, the Company obtained two Notes under the Paycheck Protection Program (PPP) in the amount of $57,965 and $59,748 with Iberia Bank. The interest rates on these Notes will be at a fixed rate of 1%, per annum, however no interest will be due during the first six months after the loan was disbursed. After the six-month deferral period and taking into account any loan forgiveness as approved by the SBA, the remaining principal and accrued interest will be payable monthly. The Notes will mature on April 17, 2022.

	June 30, 2020	December 31, 2019

Note payable – monthly interest, 12.75% per annum, matures on September 29, 2020	$5,304,500	$5,304,500
Less discounts	(41,112)	(123,336)
Notes payable – PPP, 1% per annum, matures on April 17, 2022	117,713	—
Note payable – monthly interest, 17.00% per annum, matures on September 30, 2022 (The loan is currently in default and currently payable.)	2,500,000	2,500,000
Less discounts	—	—
Subtotal	7,881,101	7,681,164
Less: current portion	7,815,705	7,681,164
Long-term portion	$65,396	$—

Principal payments on the above notes mature as follows:

2020	$8,347,587
2021	78,475
2022	26,159
2023	—
2024	—
Thereafter	$8,452,221

NOTE 6 – Related Party

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

The Company has a secured convertible note with a lender for $5 million (See Note 5).

NOTE 7 – Stockholders’ Deficiency

The Company has authorized 100,000,000 shares of common stock $.001 par value and 5,000,000 shares of preferred stock $.001 par value.

NOTE 8 – 2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan (the “Incentive Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the Incentive Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of June 30, 2020 options to purchase 1,087,500 shares at an exercise price of $0.35 per share have been granted and are outstanding under the Incentive Plan.

NOTE 9 – Income Taxes

Income tax (provision) benefit for the three months ended June 30, 2020 and 2019 was $147,534 and $67,310, respectively. Income tax (provision) benefit for the six months ended June 30, 2020 and 2019 was $299,534 and $107,133, respectively. The effective tax rates for the periods were 27%   respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

 As of June 30, 2020, the Company has approximately $1,800,000 of federal and state net operating loss carryovers (“NOLs”) which carry forward indefinitely.

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

NOTE 10 – Business Segment Information

The Company has two reportable segments (billing services and OTC and prescription medication) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019.

For the three months ended June 30, 2020	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$373,446	$288,010	$85,436	$—
Cost of Revenue	59,033	—	59,033	—
Long-lived assets	5,402,729	4,890,904	511,825	—
Income (loss) before income tax	(546,421)	184,656	26,413	(757,490)
Identifiable assets	2,089,503	1,577,678	511,825	—
Depreciation and amortization	95,576	71,682	23,894	—

For the six months ended June 30, 2020	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$755,721	$593,698	$162,023	$—
Cost of Revenue	109,911	—	109,911	—
Long-lived assets	5,402,729	4,890,904	511,825	—
Income (loss) before income tax	(1,109,384)	360,105	49,458	(1,518,947)
Identifiable assets	2,089,503	1,577,678	511,825	—
Depreciation and amortization	191,150	143,362	47,788	—

For the three months ended June 30, 2019	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$917,251	$722,558	$194,693	$—
Cost of Revenue	136,913	—	136,913	—
Long-lived assets	6,865,177	5,990,423	874,754	—
Income (loss) before income tax	(247,235)	442,721	45,520	(735,176)
Identifiable assets	3,551,951	2,677,197	874,754	—
Depreciation and amortization	121,121	90,841	30,280	—

For the six months ended June 30, 2019	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$1,961,260	$1,545,444	$415,816	$—
Cost of Revenue	303,441	—	303,441	—
Long-lived assets	6,865,177	5,990,423	874,754	—
Income (loss) before income tax	(396,788)	916,810	85,335	(1,443,933)
Identifiable assets	3,551,951	2,677,197	874,754	—
Depreciation and amortization	242,256	181,692	60,564	—

NOTE 11 – Litigation

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

The stay issued by the court on December 11, 2019 expired on April 13, 2020. The seller then moved to stay the case for a second time, again claiming that the instant proceedings overlap with an ongoing federal criminal investigation in which he believes he is a target. Health-Right and Mr. Hopkins opposed Burroughs' second motion to stay, and the court subsequently denied the seller's motion.  On April 23, 2020, Health-Right filed an amended counterclaim to add claims against the seller for tortious interference with business relationships and breach of the non-compete and non-solicitation provisions of the Securities Purchase Agreement.  The seller has since filed his answer and affirmative defenses to Health-Right's amended counterclaim.  Also, on April 23, 2020, the seller filed a second amended complaint against Health-Right and Mr. Hopkins, which Health-Right and Mr. Hopkins moved to dismiss as legally insufficient.   On July 15, 2020, the court granted the motion in part and denied the motion in part.  The court granted the motion, in part, by dismissing with prejudice the seller's claims against Health-Right and Mr. Hopkins for fraudulent misrepresentation and negligent misrepresentation.  Accordingly, Mr. Hopkins is no longer a party to the case, and only seller's contract-based claims against Health-Right remain.

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

NOTE 12 – Concentration

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

Accounts Receivable Concentration

	At June 30, 2020	At December 31, 2019

Number of customers over 10%	4	6
Percentage of accounts receivable	12%, 17%, 22%, 44%	10%, 12%, 13%, 13%, 15%, 18%

We have two vendors who represent 100% of purchased products that are sold for six months 2020 and 2019.

For the three months ended June 30, 2020, the Company had four clinics that represented 10%, 10%, 15%, and 16% of total revenue. For the three months ended June 30, 2019, the Company had no clinics that represented more than 10% of total revenue.

For the six months ended June 30, 2020, the Company had three clinics that represented 10%, 13%, and 16% of total revenue. For the six months ended June 30, 2019, the Company had no clinics that represented more than 10% of total revenue.

NOTE 13 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were the following subsequent events requiring adjustment to or disclosure in the financial statements.

On July 28, 2020, the Company entered into a lease termination with Ana maid, LLC, the October 30, 2018 lease will be terminated effective July 31, 2020, for a payment of $4,650 and will forfeit the deposit. As result, the Company will close its South Carolina office.

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

Effects of the COVID-19 Pandemic

The adverse public health developments and economic effects of the COVID-19 pandemic have and will likely continue to adversely affect the Company’s business as a result of the significant decline in visits to Practices for non-essential medical treatment and hence has decreased the dispensing of OTC Products from and the need for the Company’s billing services by Practices. In addition, the outbreak could potentially lead to an extended economic downturn, which would likely further decrease spending, adversely affect demand for our products and services and harm our business, results of operations and financial condition. The Company cannot accurately predict the long-term effect the COVID-19 pandemic will have on the Company.

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

For the three months ended June 30, 2020 we had revenues of $337,446, as compared to $917,251 for the three months ended June 30, 2019. Cost of revenue was $59,033 for the 2020 quarter, as compared to $136,913 for the 2019 quarter. The decline in revenues and cost of revenue from 2019 to 2020 is largely due to the loss of revenue from a key state from which CCI previously generated significant business and the adverse effects of the COVID-19 pandemic on the Company’s business sector, as outlined above. Management is closely assessing operations as the country begins to reopen.

General and administrative costs were $330,786 for the three months ended June 30, 2020, as compared to $557,395 for the three months ended June 30, 2019, with the decrease similarly attributable to the adverse effects of the COVID-19 pandemic on the Company’s business sector and a reduction in legal fees as a result of the stay orders in effect with respect to pending litigation. Interest expense for the 2020 quarter increased approximately 24% to $434,472 from $349,057 for the 2019 quarter. Interest in both periods largely reflects interest on the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition.  As a result of the technical default under such notes as a result of the dispute between the seller and the Company, such notes now accrue interest for financial statement purposes at the higher default rate.

During the three months ended June 30, 2020, the Company incurred amortization and depreciation of $95,576 related to its intangible assets and property and equipment, as compared to amortization and depreciation of $121,121 for the three months ended June 30, 2019.

Income tax benefit for the three months ended June 30, 2020 was $147,534, as compared to income tax benefit of $67,310 for the three months ended June 30, 2019.

The Company had a net loss for the three months ended June 30, 2020 of $398,887, as compared to a net loss of $179,925 for the three months ended June 30, 2019. The increase in net loss from 2019 to 2020, was largely attributable to the loss of revenue from a key state from which CCI previously generated significant business and the adverse effects of the COVID-19 pandemic on the Company’s business sector, as outlined above.. Management is closely assessing operations as the country begins to reopen.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

For the six months ended June 30, 2020 we had revenues of $755,721, as compared to $1,961,260 for the six months ended June 30, 2019. Cost of revenue was $109,911 for the 2020 period, as compared to $303,441 for the 2019 period. The decline in revenues and cost of revenue from 2019 to 2020 is largely due to the loss of revenue from a key state from which CCI previously generated significant business and the adverse effects of the COVID-19 pandemic on the Company’s business sector, as outlined above. Management is closely assessing operations as the country begins to reopen.

General and administrative costs were $695,100 for the six months ended June 30, 2020, as compared to $1,116,060 for the six months ended June 30, 2019, with the decrease similarly attributable to the adverse effects of the COVID-19 pandemic on the Company’s business sector and a reduction in legal fees as a result of the stay orders in effect with respect to pending litigation. Interest expense for the 2020 period increased approximately 25% to $868,944 from $696,291 for the 2019 period. Interest in both periods largely reflects interest on the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition.  As a result of the technical default under such notes as a result of the dispute between the seller and the Company, such notes now accrue interest for financial statement purposes at the higher default rate.

During the six months ended June 30, 2020, the Company incurred amortization and depreciation of $191,150 related to its intangible assets and property and equipment, as compared to amortization and depreciation of $242,256 for the six months ended June 30, 2019.

Income tax benefit for the six months ended June 30, 2020 was $299,534, as compared to income tax benefit of $107,133 for the six months ended June 30, 2019.

The Company had a net loss for the six months ended June 30, 2020 of $809,850, as compared to a net loss of $289,655 for the six months ended June 30, 2019. The increase in net loss from 2019 to 2020, was largely attributable to the loss of revenue from a key state from which CCI previously generated significant business and the adverse effects of the COVID-19 pandemic on the Company’s business sector, as outlined above.. Management is closely assessing operations as the country begins to reopen.

Liquidity and Capital Resources

As of June 30, 2020, total assets were $7,481,668, as compared to $7,911,682 on December 31, 2019, with the decrease being attributable to the amortization of intangible assets and by a decrease in additional cash on hand from operations. Total current liabilities as of June 30, 2020 were $9,696,109, as compared to $9,077,709 as of December 31, 2019. As of June 30, 2020 and December 31, 2019, the Company had long-term liabilities of $143,102 and $381,666, respectively.

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

Net cash used in operating activities was $351,018 for the six months ended June 30, 2020, as compared to net cash provided by operating activities of $359,193 for the six months ended June 30, 2019, reflecting the reduction in operations.

Net cash provided by financing activities was $117,713 for the six months ended as June 30, 2020 compared to $0 for the six months ended June 30, 2019, reflecting the company obtain loans under the Paycheck Protection Program with Iberia Bank.

The Company believes that its existing capital resources when combined with anticipated cash flow from operations, will allow it to fund its operations for 2020, assuming, however, that the Company is able to refinance or otherwise extend and/or modify the GPB Note prior to its maturity in September 2020. There can be no assurance that we will be able to do so or secure financing, when required, on commercially reasonable terms. Any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition. These factors among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In addition, to matters previously reported in our periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended, from time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

None.

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

HEALTH-RIGHT DISCOVERIES, INC.

Dated: August 14, 2020	By:	/s/ David Hopkins
David Hopkins, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)