Form 10-Q
period 2020-09-30
Health-Right Discoveries, Inc.
filed 2020-11-18
CIK 1537663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 17, 2020 was 22,869,191 shares.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS

CURRENT ASSETS:
Cash	$1,769,460	$2,242,013
Accounts receivable, net	66,858	52,281
Inventories	31,042	10,735
Prepaid and other assets	3,530	14,433
Total Current Assets	1,870,890	2,319,462

Property and equipment, net	20,129	23,871
Deferred tax asset	89,171	—
Right of use asset	—	25,001
Intangible assets, net	1,955,887	2,230,122
Goodwill	3,313,226	3,313,226

TOTAL ASSETS	$7,249,303	$7,911,682

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,572,324	$1,388,505
Current portion of right of use liability	—	8,040
Current portion - notes payable - PPP loans	71,936	—
Current portion - notes payable	2,500,000	2,500,000
Current portion - notes payable, net of discounts of $-0- and $123,336 as of September 30, 2020 and December 31, 2019, respectively	5,834,508	5,181,164
Total Current Liabilities	9,978,768	9,077,709

LONG-TERM LIABILITIES:
Right of use liability, net of current portion	—	16,784
Notes payable - PPP loans, net of current portion	45,777	—
Deferred tax liability	—	364,882
Total Long-term Liabilities	45,777	381,666

Total Liabilities	$10,024,545	$9,459,375

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, .001 par value, 5,000,000 shares authorized No shares issued and outstanding September 30, 2020 and December 31, 2019, respectively	—	—
Common Stock, .001 par value, 100,000,000 shares authorized 22,869,191 shares issued and outstanding September 30, 2020 and December 31, 2019, respectively	22,869	22,869
Additional Paid in Capital	1,117,967	1,117,967
Accumulated Deficit	(3,916,078)	(2,688,529)
Total Stockholders’ Deficiency	(2,775,242)	(1,547,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,249,303	$7,911,682

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019

Revenue	$343,492	$828,302	$1,099,213	$2,789,562

Cost of Revenue	64,547	127,661	174,458	431,102

Gross Profit	278,945	700,641	924,755	2,358,460

Operating Expenses
General and administrative	321,308	479,650	1,016,408	1,595,710
Amortization and depreciation	95,556	121,100	286,706	363,356
Impairment loss	—	1,061,200	—	1,061,200
Total operating expenses	416,864	1,661,950	1,303,114	3,020,266

Loss from operations	(137,919)	(961,309)	(378,359)	(661,806)

Other Expenses
Interest expenses	434,299	352,419	1,303,243	1,048,710
Total other expenses	434,299	352,419	1,303,243	1,048,710

Loss before income tax benefit	(572,218)	(1,313,728)	(1,681,602)	(1,710,516)

Income tax benefit	154,519	354,707	454,053	461,840

NET LOSS	$(417,699)	$(959,021)	$(1,227,549)	$(1,248,676)

Loss per common share	(0.02)	(0.04)	(0.05)	(0.05)

Weighted average common shares outstanding - basic and diluted	22,869,191	22,869,191	22,869,191	22,869,191

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

			Additional
	------COMMON STOCK------		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – December 31, 2019	22,869,191	$22,869	$1,117,967	$(2,688,529)	$(1,547,693)

Net loss for the three months ended March 31, 2020	—	—	—	(410,963)	(410,963)

BALANCE – March 31, 2020	22,869,191	22,869	1,117,967	(3,099,492)	(1,958,656)

Net loss for the three months ended June 30, 2020	—	—	—	(398,887)	(398,887)

BALANCE – June 30, 2020	22,869,191	22,869	1,117,967	(3,498,379)	(2,357,543)

Net loss for the three months ended September 30, 2020	—	—	—	(417,699)	(417,699)

BALANCE – September 30, 2020	22,869,191	$22,869	$1,117,967	$(3,916,078)	$(2,775,242)

BALANCE – December 31, 2018	22,869,191	$22,869	$1,117,967	$(1,209,611)	$(68,775)

Adoption of ASU 2016-02	—	—	—	(18,254)	(18,254)
Net loss for the three months ended March 31, 2019	—	—	—	(32,167)	(32,167)

BALANCE – March 31, 2019	22,869,191	22,869	1,117,967	(1,260,032)	(119,196)

Net loss for the three months ended June 30, 2019	—	—	—	(257,488)	(257,488)

BALANCE – June 30, 2019	22,869,191	22,869	1,117,967	(1,517,520)	(376,684)

Net loss for the three months ended September 30, 2019	—	—	—	(959,021)	(959,021)

BALANCE – September 30, 2019	22,869,191	$22,869	$1,117,967	$(2,476,541)	$(1,335,705)

See accompanying notes to unaudited consolidated financial statements.

HEALTH-RIGHT DISCOVERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	2020	2019

OPERATING ACTIVITIES:
Net loss	$(1,227,549)	$(1,248,676)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	3,742	5,776
Amortization expense	274,235	348,850
Impairment loss	—	1,061,200
Right of use liability amortization	177	(2,323)
Non-cash interest	123,336	123,337
Deferred income tax benefit	(454,053)	(461,840)
Changes in operating assets and liabilities:
Accounts receivable	(14,577)	78,671
Inventories	(20,307)	11,211
Prepaid and other assets	10,903	(15,609)
Accounts payable and accrued expenses	713,827	539,663
Accrued salary to related party	—	(50,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(590,266)	390,260

FINANCING ACTIVITIES:
Proceeds of notes payable	117,713	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	117,713	—

(DECREASE) INCREASE IN CASH	(472,553)	390,260

CASH - BEGINNING OF PERIOD	2,242,013	2,149,738

CASH - END OF PERIOD	$1,769,460	$2,539,998

Noncash investing and financing activities:
Accrued interest converted to note payable	$530,008	$154,500

Supplemental disclosures of cash flow information:
Cash paid for interest	$516,636	$499,765

Cash paid for income taxes	$—	$80,000

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

The significant accounting policies of the Company were described in Note 2 to the audited consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K. There have been no significant changes in the Company’s significant accounting policies for the nine months ended September 30, 2020.

Basis of Presentation

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  Therefore, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statement and notes thereto included in the 2019 Form 10-K for the year ended December 31, 2019. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its principal cash balances in various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2020 and December 31, 2019, $1,180,322 and $1,289,897 were in excess of the FDIC insured limit, respectively.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management has recorded an allowance for doubtful accounts in the amounts of $4,660 and $5,040 at September 30, 2020 and December 31, 2019 respectively. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers was to deteriorate and adversely affecting their ability to make payments, additional allowances would be required.

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

The following tables disaggregate revenue by major source for the three and nine months ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020	Ancillary Program	OTC and Prescription Medication	Corporate (1)	Total
Product Sales	$—	$92,546	$—	$92,546
Consulting Services	250,946	—	—	250,946
Total Revenue	$250,946	$93,087	$—	$343,492

Three Months Ended September 30, 2019	Ancillary Program	OTC and Prescription Medication	Corporate (1)	Total
Product Sales	$—	$169,332	$—	$169,332
Consulting Services	658,970	—	—	658,970
Total Revenue	$658,970	$169,332	$—	$828,302

Nine Months Ended September 30, 2020	Ancillary Program	OTC and Prescription Medication	Corporate (1)	Total
Product Sales	$—	$254,569	$—	$254,569
Consulting Services	844,644	—	—	844,644
Total Revenue	$844,644	$254,569	$—	$1,099,213

Nine Months Ended September 30, 2019	Ancillary Program	OTC and Prescription Medication	Corporate (1)	Total
Product Sales	$—	$585,148	$—	$585,148
Consulting Services	2,204,414	—	—	2,204,414
Total Revenue	$2,204,414	$585,148	$—	$2,789,562

(1)	The Company’s corporate group is non-revenue generating and supports our two reportable segments Ancillary Program and Prescription.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in, first-out, or net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their net realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations. Based on management’s estimate, there was no obsolete inventory at September 30, 2020 and December 31, 2019.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions are capitalized, repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

	September 30, 2020	December 31, 2019
Machinery and equipment – 7 years	$44,497	$44,497
Accumulated depreciation	(24,368)	(20,626)
Total property and equipment	$20,129	$23,871

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

In January 2017, the FASB issued ASU 2017-04 that eliminates “step 2” from the goodwill impairment test. The Company made the election to early adopt ASU 2017-04 as of January 1, 2018 and the standard was applied on a prospective basis, as required. In accordance with ASC 350-25-35-3, “An entity may first assess qualitative factors, as described in paragraphs 350-20-35-3A through 35-3G, to determine whether it is necessary to perform the quantitative goodwill impairment test.” Management reviewed the following qualitative factors around its goodwill and believes that the fair value of its investment in the Company exceeds its carrying amount at September 30, 2020 and December 31, 2019.

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

NOTE 2 – Going Concern

The accompanying unaudited financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has been incurring losses and with the ongoing COVID-19 outbreak, finds an ongoing lack of revenues sufficient to cover its operating costs and is dependent on refinancing debt, which matured on September 29, 2020 to fund its operations (see Note 13). Management of the Company is making efforts to refinance its debts with its lender. Management of the Company believes, there can be no assurance that the Company will be able to raise additional equity capital or be successful in increasing revenues enough to sustain its operating expenses. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company had operating leases for office space in Arkansas and South Carolina. The Company has no finance leases as of September 30, 2020. For office space, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when calculating the lease asset and lease liability. On July 29, 2019, the Company terminated its Arkansas lease effect October 31, 2019 in accordance with Section 8 of their First Amendment. On October 6, 2019, the Company entered into a new one year lease in Arkansas beginning on November 1, 2019 with monthly rent in the amount of $1,210 per month. As of October 1, 2020, the Company renewed the lease (See Note 13). The Company has a lease in Florida with a monthly rent of $80.

On July 28, 2020, the Company entered into a lease termination with Ana maid, LLC, the October 30, 2018 lease was terminated effective July 31, 2020, for a payment of $4,650 and the deposit. As a result, the Company closed its South Carolina office.

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

 The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.

Leases	Classification in Consolidated Balance Sheets	September 30, 2020	December 31, 2019
Operating lease assets	Right of use asset	$—	$25,001
Lease Liabilities:
Current operating lease liabilities	Right of use liability	$—	$8,040
Long-term operating lease liabilities	Right of use liability	—	16,784
Total operating lease liabilities		$—	$24,824

The Company recognized the following related to operating leases in its Unaudited Consolidated Statements of Operations for three and nine months ended September 30, 2020 and 2019:

		Three Months	Nine Months
	Classification in Unaudited	Ended September	Ended September
Leases	Consolidated Statements of Operations	30, 2020	30, 2020
Lease expense	General and administrative and Information technology	$—	$4,744
Total lease expense		$—	$4,744

		Three Months	Nine Months
	Classification in Unaudited	Ended September	Ended September
Leases	Consolidated Statements of Operations	30, 2019	30, 2019
Lease expense	General and administrative and Information technology	$15,522	$46,566
Total lease expense		$15,522	$46,566

Supplemental cash flow information related to operating leases for the three and nine months as of September 30, 2020 and 2019 are as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
Leases	2020	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$—	$4,744
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$—	$—

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
Leases	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$15,522	$46,566
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$—	$—

“Operating lease amortization” presented in the operating activities section of the Unaudited Consolidated Statement of Cash Flows reflects the portion of the operating lease expense that amortized the operating lease asset.

NOTE 4 – Intangible Assets

Amortizing Intangible Assets	Estimates Useful Life	Gross Carrying Amount September 30, 2020	Gross Carrying Amount December 31, 2019

Customer Lists	8 years	$1,326,500	$1,326,500
Tradenames	15 years	377,000	377,000
IP Technologies	10 years	819,000	819,000
Non-compete	5 years	464,000	464,000
		2,986,500	2,986,500
Less: Accumulated Amortization		(1,030,613)	(756,378)

		$1,955,887	$2,230,122

The amortization expense related to the intangible assets was $91,412 and $274,235 for the three and nine months ended September 30, 2020 and $116,283 and $348,850 for the three and nine months ended September 30, 2019. During the third quarter 2019, the Company reviewed its customer lists and impaired approximately 50% of its value, or $1,061,200.

The valuation of the assets acquired and liabilities assumed in connection with this acquisition was based on fair values at the acquisition date. The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheets.

NOTE 5 – Notes payable

The Company obtained a secured convertible note with a lender for $5 million, interest was payable monthly, at 12.75% per annum, the note matured on September 29, 2020 (see Note 13). The note can be converted at any time in whole or in part at $0.44 per share. In addition, the lender received 3,584,279 shares of common stock valued at $0.10 per share along with a 2% original issue discount. The total amount of the discount is $493,345. The Company had incurred $34,917 in loan costs. Both the discount and loan costs were presented as a discount to the note payable. The Company recorded $477,405 and $154,500 of payment-in-kind interest which was added to the note as of September 30, 2020 and December 31, 2019, respectively. The note is collateralized by substantially all the assets of the Company. During November 2020, the Company renegotiated its note (see Note 13).

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

The Company has expensed default interest (17% per annum) in the amounts of $107,123 and $319,041 as of three and nine months September 30, 2020 and 2019, respectively. Upon each annual payment date (each, a “Due Date”), the holder may elect to convert the annual installment of the principal amount due into shares of common stock at a conversion price equal to 50% of “fair market value,” which is defined as the average closing price for the shares on the principal market on which they are traded during the thirty (30) trading days prior to the applicable Due Date, provided, further, that (a) the conversion price shall not be lower than $2.00 per share, subject to adjustment for stock splits, stock dividends and similar recapitalization events; and (b) in the event such conversion price as so adjusted is lower than $2.00 per share, the installment payable upon such Due Date may not be converted into shares without written agreement between the Company and the seller.

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

	September 30, 2020	December 31, 2019

Note payable – monthly interest, 12.75% per annum, matured on September 29, 2020 (see Note 13)	$5,834,508	$5,304,500
Less discounts	—	(123,336)
Notes payable – PPP, 1% per annum, matures on April 17, 2022	117,713	—
Note payable – monthly interest, 17.00% per annum, matures on September 30, 2022 (The loan is currently in default and currently payable.)	2,500,000	2,500,000
Less discounts	—	—
Subtotal	8,452,221	7,681,164
Less: current portion	8,406,444	7,681,164
Long-term portion	$45,777	$—

Principal payments on the above notes mature as follows:

2020	$8,347,587
2021	78,475
2022	26,159
2023	—
2024	—
Thereafter	$8,452,221

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

In addition to the foregoing, pursuant to the employment agreement, Mr. Hopkins was granted an option to purchase 525,000 shares of HRD common stock under the Company’s 2015 Stock Incentive Plan at an exercise price of $0.35 per share. The option vests in six equal semi-annual installments commencing September 30, 2018, expires ten (10) years from the date of grant and is otherwise subject to the terms of the Incentive Plan.

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

The Company had a secured convertible note with a lender for $5 million (see Note 5 and 13).

NOTE 7 – Stockholders’ Deficiency

The Company has authorized 100,000,000 shares of common stock $.001 par value and 5,000,000 shares of preferred stock $.001 par value.

NOTE 8 – 2015 Incentive Stock Plan

Our 2015 Incentive Stock Plan (the “Incentive Plan”) provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 3,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the Incentive Plan. The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of September 30, 2020 options to purchase 1,087,500 shares at an exercise price of $0.35 per share have been granted and are outstanding under the Incentive Plan.

NOTE 9 – Income Taxes

Income tax benefit for the three months ended September 30, 2020 and 2019 was $154,519 and $354,707, respectively. Income tax benefit for the nine months ended September 30, 2020 and 2019 was $454,053 and $461,840, respectively. The effective tax rates for the periods were 27%   respectively. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

 As of September 30, 2020, the Company has approximately $2,285,367 of federal and state net operating loss carryovers (“NOLs”) which carry forward indefinitely.

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

NOTE 10 – Business Segment Information

The Company has two reportable segments (billing services and OTC and prescription medication) supported by a corporate group which conducts activities that are non-segment specific. The following table present selected financial information about the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019.

For the three months ended September 30, 2020	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$343,492	$250,405	$93,087	$—
Cost of Revenue	64,547	—	64,547	—
Long-lived assets	5,289,242	4,800,270	488,972	—
Income (loss) before income tax	(572,218)	171,861	29,850	(773,929)
Identifiable assets	1,976,016	1,487,044	488,972	—
Depreciation and amortization	95,556	71,667	23,889	—

For the nine months ended September 30, 2020	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$1,099,213	$844,644	$254,569	$—
Cost of Revenue	174,458	—	174,458	—
Long-lived assets	5,289,242	4,800,270	488,972	—
Income (loss) before income tax	(1,681,602)	531,966	79,308	(2,292,876)
Identifiable assets	1,976,016	1,487,044	488,972	—
Depreciation and amortization	286,706	215,030	71,676	—

For the three months ended September 30, 2019	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$828,302	$658,970	$169,332	$—
Cost of Revenue	127,661	—	127,661	—
Long-lived assets	5,815,666	5,235,282	580,384	—
Income (loss) before income tax	(1,313,728)	406,299	31,556	(1,751,583)
Identifiable assets	2,502,440	1,922,056	580,384	—
Depreciation and amortization	121,100	90,825	30,275	—
Impairment loss	1,061,200	—	—	1,061,200

For the nine months ended September 30, 2019	Consolidated	Billing Services	OTC and Prescription Medication	Corporate

Revenues	$2,789,562	$2,204,414	$585,148	$—
Cost of Revenue	431,102	—	431,102	—
Long-lived assets	5,815,666	5,235,282	580,384	—
Income (loss) before income tax	(1,710,516)	1,368,109	116,891	(3,195,516)
Identifiable assets	2,502,440	1,922,056	580,384	—
Depreciation and amortization	363,356	272,517	90,839	—
Impairment loss	1,061,200	—	—	1,061,200

NOTE 11 – Litigation

In August 2018, we were served with a complaint (which was amended in September 2018 to include David Hopkins, our CEO, as a defendant), filed in Miami-Dade County, Florida Circuit Court by the seller of CCI and SCLLC. In the complaint, the seller alleges breach of contract and fraud in that we allegedly failed to pay him excess working capital as of the closing of the acquisition of approximately $381,000 and failed to reimburse him for certain credit card expenses. We believe that the seller’s claims are without merit, as his calculation of working capital does not follow the methodology provided for in the Securities Purchase Agreement for the transaction and that in fact, there was a working capital shortfall at closing of approximately $725,000 (for which we demanded payment in September 2018). Moreover, the seller has refused to submit the working capital dispute to the resolution process provided for in the Securities Purchase Agreement. We have answered the complaint denying the seller’s claims and have filed counterclaims against the seller for the sums we believe are do us for the working capital shortfall and for damages arising from seller’s breach of contract, breach of good faith and fair dealing, fraud in the inducement, indemnification obligations under the Securities Purchase Agreement and violation of his non-competition and non-solicitation agreement with the Company.

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

The stay issued by the court on December 11, 2019 expired on April 13, 2020. The seller then moved to stay the case for a second time, again claiming that the instant proceedings overlap with an ongoing federal criminal investigation in which he believes he is a target. Health-Right and Mr. Hopkins opposed Burroughs’ second motion to stay, and the court subsequently denied the seller’s motion.  On April 23, 2020, Health-Right filed an amended counterclaim to add claims against the seller for tortious interference with business relationships and breach of the non-compete and non-solicitation provisions of the Securities Purchase Agreement.  The seller has since filed his answer and affirmative defenses to Health-Right’s amended counterclaim.  Also, on April 23, 2020, the seller filed a second amended complaint against Health-Right and Mr. Hopkins, which Health-Right and Mr. Hopkins moved to dismiss as legally insufficient.   On July 15, 2020, the court granted the motion in part and denied the motion in part.  The court granted the motion, in part, by dismissing with prejudice the seller’s claims against Health-Right and Mr. Hopkins for fraudulent misrepresentation and negligent misrepresentation.  Accordingly, Mr. Hopkins is no longer a party to the case, and only seller’s contract-based claims against Health-Right remain.

The parties continued engaging in discovery. Specifically, the seller produced additional documents responsive to Health-Right's request for production and sat for a second deposition on September 23, 2020. Health-Right discovered that the seller attempted to perpetrate a fraud upon the court by, among other things, doctoring several critical emails. At the seller's second deposition, Health-Right confronted the seller about the doctored emails. In response, the seller invoked his Fifth Amendment Privilege against self-incrimination. The seller's counsel subsequently withdrew from representing the seller. Health-Right has moved to strike the seller's pleadings and for the entry of a default judgment against the seller for his actions. Health-Right's motion is pending.

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

Accounts Receivable Concentration

	At September 30, 2020	At December 31, 2019

Number of customers over 10%	5	6
Percentage of accounts receivable	12%, 13%, 16%, 26%, 27%	10%, 12%, 13%, 13%, 15%, 18%

We have two vendors who represent 100% of purchased products that are sold for nine months 2020 and 2019.

For the three months ended September 30, 2020, the Company had two clinics that represented 12%, and 17% of total revenue. For the three months ended September 30, 2019, the Company had no clinics that represented more than 10% of total revenue.

For the nine months ended September 30, 2020, the Company had three clinics that represented 11%, 12%, and 17% of total revenue. For the nine months ended September 30, 2019, the Company had no clinics that represented more than 10% of total revenue.

NOTE 13 – Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued and determined that there were the following subsequent events requiring adjustment to or disclosure in the financial statements.

On October 1, 2020, the Company entered into a one year lease in Arkansas beginning on November 1, 2020 with monthly rent in the amount of $1,210 per month.

On November 16, 2020, effective retroactive to October 1, 2020. the Company restructured the $5,000,000 principal amount senior secured convertible note (the “Original GPB Note”) that the Company had issued to GPB Debt Holdings II, LLC (“GPB”) on September 29, 2017 in connection with financing the Acquisition. The Original GPB Note came due on September 29, 2020.

In connection with the restructuring, the Company entered into an Exchange Agreement with GPB (the “Exchange Agreement”). Pursuant to the Exchange Agreement, (a) the Company made a principal payment of $1,000,000 on the Original GPB Note; (b) issued a new $3,500,00 principal amount senior secured convertible note to GPB; and (c) issued to GPB an additional 3,206,525 shares of the Company’s common stock(“HRD Shares”).

The New GPB Note, which matures on September 30, 2023 (the “Maturity Date”), provides for cash interest at the rate of 8% per annum, which accrues and is payable monthly commencing April 1, 2021. In addition, the New GPB Note also provides for an annual payment of paid in kind interest at the rate of 11.5% for the period from October 1, 2020 through March 31, 2021, and at the rate of 3.0% per annum thereafter.

The New GPB Note (including accrued and unpaid interest) may be prepaid, in whole or in part, at the option of the Company at any time prior to the Maturity Date, so long as a minimum of $200,000 is prepaid each time a repayment is made, upon thirty (30) days’ prior written notice; provided, however, that during such notice period, GPB may exercise its conversion rights described below with respect to the portion of the New GPB Note proposed to be prepaid. No success fee or other premium will be due in connection with an optional prepayment.

In addition to optional prepayment, if on the last day of each calendar quarter prior to the Maturity Date or earlier repayment of the New GPB Note in full, available cash held by the Company in its and its subsidiaries’ bank accounts exceeds $1,000,000, after giving effect to all accruals and expenses accounted for in that calendar quarter, the Company shall make a mandatory prepayment to GPB of $200,000, which shall be applied to reduction of the outstanding principal amount of the New GPB Note.

The New GPB Note is convertible at any time, in whole or in part, at GPB’s option, into HRD Shares at a conversion price of $0.44 per GPB Share, with customary adjustments for stock splits, stock dividends and other recapitalization events.

The New GPB Note (a) provides for customary affirmative and negative covenants, including restrictions on the Company incurring subsequent debt; (b) contains customary event of default provisions; and (c) is secured by a lien on all of the assets of the Company, including its intellectual property, pursuant to an amended and restated security agreement entered into between the Company and GPB.

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

For the three months ended September 30, 2020 we had revenues of $343,492, as compared to $828,302 for the three months ended September 30, 2019. Cost of revenue was $64,547 for the 2020 quarter, as compared to $127.661 for the 2019 quarter. The decline in revenues and cost of revenue from 2019 to 2020 is largely due to the loss of revenue from a key state from which CCI previously generated significant business and the adverse effects of the COVID-19 pandemic on the Company’s business sector, as outlined above. Management is closely assessing operations as the country continues to reopen and the pandemic progresses.

General and administrative costs were $321,308 for the three months ended September 30, 2020, as compared to $479,650 for the three months ended September 30, 2019, with the decrease similarly attributable to the adverse effects of the COVID-19 pandemic on the Company’s business sector and a reduction in legal fees as a result of the stay orders in effect with respect to pending litigation. Interest expense for the 2020 quarter increased approximately 23% to $434,299 from $352,419 for the 2019 quarter. Interest in both periods largely reflects interest on the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition.  As a result of the technical default under such notes as a result of the dispute between the seller and the Company, such notes now accrue interest for financial statement purposes at the higher default rate.

During the three months ended September 30, 2020, the Company incurred amortization and depreciation of $95,556 related to its intangible assets and property and equipment, as compared to amortization and depreciation of $121,100 for the three months ended September 30, 2019.

During the three months ended September 30, 2019, the Company had an impairment loss of $1,061,200 related to its intangible assets, which was not present in the 2020 quarter.

Income tax benefit for the three months ended September 30, 2020 was $154,519, as compared to income tax benefit of $354,707 for the three months ended September 30, 2019.

The Company had a net loss for the three months ended September 30, 2020 of $417,699, as compared to a net loss of $959,021 for the three months ended September 30, 2019. The decrease in net loss from 2019 to 2020, was largely attributable to the absence of the impairment loss in the 2020quarter, offset in part by the 2020 loss of revenue from a key state from which CCI previously generated significant business and the adverse effects of the COVID-19 pandemic on the Company’s business sector, as outlined above. Management is closely assessing operations as the country continues to reopen and the pandemic progresses.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

For the nine months ended September 30, 2020 we had revenues of $1,099,213, as compared to $2,789,562 for the nine months ended September 30, 2019. Cost of revenue was $174,458 for the 2020 period, as compared to $431,102 for the 2019 period. The decline in revenues and cost of revenue from 2019 to 2020 is largely due to the loss of revenue from a key state from which CCI previously generated significant business and the adverse effects of the COVID-19 pandemic on the Company’s business sector, as outlined above. Management is closely assessing operations as the country begins to reopen and the pandemic progresses.

General and administrative costs were $1,016,408 for the nine months ended September 30, 2020, as compared to $1,595,710 for the nine months ended September 30, 2019, with the decrease similarly attributable to the adverse effects of the COVID-19 pandemic on the Company’s business sector and a reduction in legal fees as a result of the stay orders in effect with respect to pending litigation. Interest expense for the 2020 period increased approximately 24% to $1,303,243 from $1,048,710 for the 2019 period. Interest in both periods largely reflects interest on the issuance of notes to the seller and the lender on September 29, 2017, in connection with completing and financing the Acquisition.  As a result of the technical default under such notes as a result of the dispute between the seller and the Company, such notes now accrue interest for financial statement purposes at the higher default rate.

During the nine months ended September 30, 2020, the Company incurred amortization and depreciation of $286,706 related to its intangible assets and property and equipment, as compared to amortization and depreciation of $363,356 for the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company had an impairment loss of $1,061,200 related to its intangible assets, which was not present in the 2020 period.

Income tax benefit for the nine months ended September 30, 2020 was $454,053, as compared to income tax benefit of $461,840 for the nine months ended September 30, 2019.

The Company had a net loss for the nine months ended September 30, 2020 of $1,227,549, as compared to a net loss of $1,248,676 for the nine months ended September 30, 2019. The decrease in net loss from 2019 to 2020, was largely attributable to the absence of the impairment loss in the 2020 period, offset in part by the 2020 loss of revenue from a key state from which CCI previously generated significant business and the adverse effects of the COVID-19 pandemic on the Company’s business sector, as outlined above. Management is closely assessing operations as the country continues to reopen and the pandemic progresses.

Liquidity and Capital Resources

As of September 30, 2020, total assets were $7,249,303, as compared to $7,911,682 on December 31, 2019, with the decrease being attributable to the amortization of intangible assets and by a decrease in additional cash on hand from operations. Total current liabilities as of September 30, 2020 were $9,978,768, as compared to $9,077,709 as of December 31, 2019. As of September 30, 2020 and December 31, 2019, the Company had long-term liabilities of $45,777 and $381,666, respectively.

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

Net cash used in operating activities was $590,266 for the nine months ended September 30, 2020, as compared to net cash provided by operating activities of $390,260 for the nine months ended Sept 30, 2019, primarily, reflecting the reduction in operations.

Net cash provided by financing activities was $117,713 for the nine months ended as September 30, 2020 compared to $0 for the nine months ended September 30, 2019, reflecting the company obtain loans under the Paycheck Protection Program with Iberia Bank.

On November 16, 2020, effective retroactive to October 1, 2020. the Company restructured the $5,000,000 principal amount senior secured convertible note (the “Original GPB Note”) that the Company had issued to GPB Debt Holdings II, LLC (“GPB”) on September 29, 2017 in connection with financing the Acquisition. The Original GPB Note came due on September 29, 2020.

In connection with the restructuring, the Company entered into an Exchange Agreement with GPB (the “Exchange Agreement”). Pursuant to the Exchange Agreement, (a) the Company made a principal payment of $1,000,000 on the Original GPB Note; (b) issued a new $3,500,00 principal amount senior secured convertible note to GPB; and (c) issued to GPB an additional 3,206,525 shares of the Company’s common stock(“HRD Shares”).

The New GPB Note, which matures on September 30, 2023 (the “Maturity Date”), provides for cash interest at the rate of 8% per annum, which accrues and is payable monthly commencing April 1, 2021. In addition, the New GPB Note also provides for an annual payment of paid in kind interest at the rate of 11.5% for the period from October 1, 2020 through March 31, 2021, and at the rate of 3.0% per annum thereafter.

The New GPB Note (including accrued and unpaid interest) may be prepaid, in whole or in part, at the option of the Company at any time prior to the Maturity Date, so long as a minimum of $200,000 is prepaid each time a repayment is made, upon thirty (30) days’ prior written notice; provided, however, that during such notice period, GPB may exercise its conversion rights described below with respect to the portion of the New GPB Note proposed to be prepaid. No success fee or other premium will be due in connection with an optional prepayment.

In addition to optional prepayment, if on the last day of each calendar quarter prior to the Maturity Date or earlier repayment of the New GPB Note in full, available cash held by the Company in its and its subsidiaries’ bank accounts exceeds $1,000,000, after giving effect to all accruals and expenses accounted for in that calendar quarter, the Company shall make a mandatory prepayment to GPB of $200,000, which shall be applied to reduction of the outstanding principal amount of the New GPB Note.

The New GPB Note is convertible at any time, in whole or in part, at GPB’s option, into HRD Shares at a conversion price of $0.44 per GPB Share, with customary adjustments for stock splits, stock dividends and other recapitalization events.

The New GPB Note (a) provides for customary affirmative and negative covenants, including restrictions on the Company incurring subsequent debt; (b) contains customary event of default provisions; and (c) is secured by a lien on all of the assets of the Company, including its intellectual property, pursuant to an amended and restated security agreement entered into between the Company and GPB (the “A & R Security Agreement”).

The above descriptions of the Exchange Agreement, the New GPB Note and the A & R Security Agreement are qualified in their entirety by reference to the copies of the Exchange Agreement, the New GPB Note and the A & R Security Agreement filed as Exhibits 10.1, 10.2 and 10.3 to this report.

The Company believes that given the restructuring of its debt, the Company’s existing capital resources when combined with anticipated cash flow from operations, will allow it to fund its operations for the next twelve (12) months.. There can be no assurance that we will be able to do so or secure financing, when required, on commercially reasonable terms. Any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could substantially harm the Company, its business, results of operations and financial condition. These factors among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Intangible Assets

Intangible assets consist primarily of the Tradenames, IP Technologies, Customer list, and a Non-compete agreement resulting from an acquisition. These intangible assets have finite lives and are amortized over the periods in which they provide benefit. The Company assesses the impairment of long-lived assets, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with indefinite lives, are subject to impairment testing in accordance with accounting standards governing such on an annual basis, or more frequently if an event or change in circumstances indicates that the fair value of a reporting unit has been reduced below its carrying value. See Note 4 to the unaudited consolidated financial statements for disclosure on intangible assets.

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

Management’s Report on Disclosure Controls and Procedures

Our President and Chief Executive Officer, as our principal Executive, Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our President, as our Principal Executive, Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President has concluded that as of September 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

On November 16, 2020, in connection with the restructuring of its debt to GPB Debt Holdings II, LLC (“GPB”), the Company issued to GPB 3,206,525 shares of its common stock. Such shares were issued to GPB pursuant to the exemption from registration afforded by Section 4(2)(a) under the Securities Act of 1933, as amended.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit
10.1	Exchange Agreement dated as of November 16, 2020, by and between the Company and
10.2	GPB Senior Secured Promissory Note dated as of October 1, 2020
10.3	Amended and Restated Security Agreement dated as of November 16. 2020
31.1	Section 302 Certification
32.1	Section 906 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH-RIGHT DISCOVERIES, INC.

Dated: November 18, 2020	By:	/s/ David Hopkins
David Hopkins, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)